Form 10-Q
period 2018-03-31
Quintana Energy Services Inc.
filed 2018-05-10
CIK 1704235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 10, 2018, was 33,630,934.

i

PART I

Item 1.	Financial Statements

Quintana Energy Services Inc.

Condensed Consolidated Balance Sheets

(in thousands of dollars and shares, except per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$16,646	$8,751
Accounts receivable, net of allowance of $897 and $776	84,577	83,325
Unbilled receivables	8,223	9,645
Inventories	26,482	22,693
Prepaid expenses and other current assets	9,775	9,520

Total current assets	145,703	133,934
Property, plant and equipment, net	129,573	128,518
Intangible assets, net	10,379	10,832
Other assets	1,635	2,375

Total assets	$287,290	$275,659

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of debt and capital lease obligations	$380	$79,443
Accounts payable	40,347	36,027
Accrued liabilities	32,382	33,825

Total current liabilities	73,109	149,295
Deferred tax liability	—	185
Long-term debt, net of deferred financing costs of $0 and $1,709	13,000	37,199
Long-term capital lease obligations	3,731	3,829
Other long-term liabilities	171	183

Total liabilities	90,011	190,691
Commitments and contingencies
Shareholders’ and members’ equity
Members’ equity	—	212,630
Preferred shares, $0.01 par value, 10,000 authorized; 0 issued and outstanding	—	—
Common shares, $0.01 par value, 150,000 authorized; 33,765 issued; 33,631 outstanding	336	—
Additional paid in capital	342,047	—
Treasury stock, at cost, 135 common shares	(1,271)	—
Retained deficit	(143,833)	(127,662)

Total shareholders’ and members’ equity	197,279	84,968

Total liabilities, shareholders’ and members’ equity	$287,290	$275,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.

Condensed Consolidated Statements of Operations

(in thousands of dollars and units, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:	$141,268	$85,439
Costs and Expenses:
Direct operating expenses	106,492	66,836
General and administrative expenses	29,917	17,744
Depreciation and amortization	11,078	11,594
Gain on disposition of assets	(106)	(1,657)

Operating loss	(6,113)	(9,078)
Interest expense	(10,192)	(2,601)

Loss before tax	(16,305)	(11,679)
Income tax (expense) benefit	(51)	6

Net Loss	(16,356)	(11,673)

Net loss attributable to Predecessor	(1,546)	(11,673)

Net loss attributable to Quintana Energy Services Inc.	$(14,810)	$—

Net loss per common share:
Basic	$(0.44)	$—
Diluted	$(0.44)	$—
Weighted average common shares outstanding:
Basic	33,318	—
Diluted	33,318	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands of dollars, units and shares)

(Unaudited)

	Common Unitholders Number of Units	Members’ Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	236	246,027	—	—	33,633
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,445	—	—	90,541
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(4,307)	—	—	(4,307)
Equity-based compensation	—	—	401	4	9,882	—	—	9,886
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(14,810)	(14,810)
Balance at March 31, 2018	—	$—	33,631	$336	$342,047	$(1,271)	$(143,833)	$197,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(16,356)	$(11,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,078	11,594
Gain on disposition of assets	(458)	(4,623)
Non cash interest expense	764	264
Loss on debt extinguishment	8,594	—
Provision for doubtful accounts	159	57
Deferred income tax benefit	—	(18)
Stock-based compensation	9,886	—
Changes in operating assets and liabilities:
Accounts receivable	(1,411)	(14,180)
Unbilled receivables	1,422	(2,070)
Inventories	(3,789)	(430)
Prepaid expenses and other current assets	459	(749)
Other noncurrent assets	—	(213)
Accounts payable	1,508	(2,592)
Accrued liabilities	(1,448)	5,158
Other long-term liabilities	(7)	—

Net cash provided by (used in) operating activities	10,401	(19,475)

Cash flows from investing activities
Purchases of property, plant and equipment	(10,705)	(4,212)
Advances of deposit on equipment	(1,709)	—
Proceeds from sale of property, plant and equipment	998	28,428

Net cash (used in) provided by investing activities	(11,416)	24,216

Cash flows from financing activities
Proceeds from revolving debt	15,000	—
Payments on revolving debt	(81,071)	(10,929)
Proceeds from term loans	—	5,000
Payments on term loans	(11,225)	—
Payments on capital lease obligations	(90)	(75)
Payment of deferred financing costs	(1,416)	—
Prepayment premiums on early debt extinguishment	(1,346)	—
Payments for treasury shares	(1,271)	—
Proceeds from new shares issuance, net of underwriting commission costs	90,541	—
Costs incurred for stock issuance	(212)	—

Net cash provided by (used in) financing activities	8,910	(6,004)

Net increase (decrease) in cash and cash equivalents	7,895	(1,263)

Cash and cash equivalents
Beginning of period	8,751	12,219

End of period	$16,646	$10,956

Supplemental cash flow information
Cash paid for interest	792	1,100
Income taxes paid	—	166
Supplemental noncash investing and financing activities
Noncash proceeds from sale of assets held for sale	—	3,990
Fixed asset purchases in accounts payable and accrued liabilities	832	—
Non cash payment for property, plant and equipment	682	—
Debt conversion of term loan to equity	33,632	—
Issuance of common shares for members’ equity	212,630	—
Stock issuance cost included in accounts payable	1,967	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Quintana Energy Services Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “QES,” “we,” “us,” and “our”) is a Delaware corporation that was incorporated on April 13, 2017. Our accounting predecessor, Quintana Energy Services LP (“QES LP” and “Predecessor”), was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”) which closed on February 13, 2018, the existing investors in QES LP and QES Holdco LLC contributed all of their direct and indirect equity interests to QES in exchange for shares of common stock in QES, and we became the holding company for the reorganized QES LP and its subsidiaries.

We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company operates through four reporting segments, which are Directional Drilling, Pressure Pumping, Pressure Control and Wireline.

Initial Public Offering

As of December 31, 2017, our Predecessor had 417,441,074 common units outstanding and 227,885,579 warrants to purchase common units outstanding. Immediately prior to the IPO on February 13, 2018, the warrants were net settled for 223,394,762 common units, and immediately thereafter our Predecessor and affiliated entities were reorganized through mergers and related transactions and 20,235,193 shares of our common stock were issued to the holders of equity in our Predecessor at a ratio of 1 share of our common stock for 31.669363 common units of our Predecessor (with elimination of fractional shares) (the “Merger Transactions”). On February 13, 2018, immediately after the Merger Transactions, but prior to our IPO, our Predecessor’s Former Term Loan (as defined below) was extinguished and in partial consideration therefor 3,363,208 shares were issued to our Predecessor’s Former Term Loan lenders based on the price to the public of our IPO (representing 1 share of common stock for each $10.00 in Former Term Loan obligations converted) (together with the “Merger Transactions”, the “Reorganization Transactions”).

The gross proceeds of the IPO to the Company, at the public offering price of $10.00 per share, was $92.6 million, which resulted in net proceeds to the Company of approximately $87.0 million, after deducting $5.6 million of underwriting discounts and commissions associated with the shares sold by the Company, excluding approximately $4.2 million in offering expenses payable by the Company. Taking together the Reorganization Transactions and the issuance of 9,259,259 shares of our common stock to the public in our IPO, as of February 13, 2018, we had 32,857,660 shares outstanding immediately following our IPO. Subsequent to our IPO, we issued 139,921 shares in connection with the vesting of awards under our Predecessor’s 2015 LTIP Plan on February 22, 2018, and 260,529 shares of our common stock were issued on March 8, 2018 in consideration of vesting of awards under our Predecessor’s 2017 LTIP which we assumed. In connection with both awards, certain shares were withheld to satisfy tax obligations of the holder of the award, which shares are currently treasury shares totaling 134,552 shares of common stock. Also in connection with the consummation of the IPO, on March 9, 2018, the underwriters exercised their overallotment option to purchase an additional 372,824 shares of common stock of QES, which resulted in additional net proceeds of approximately $3.5 million (the “Option Exercise”), net of underwriter’s discounts and commission of $0.1 million. Upon the completion of the Reorganizational Transactions, the IPO and the Option Exercise, QES had 33,630,934 shares of common stock outstanding.

The net proceeds received from the IPO and a $13.0 million drawdown on the New ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% term loan due 2020 (the “Former Term Loan”), as described in “Note 5-Long-Term Debt and Capital Lease Obligations.” The remaining proceeds from the IPO will be used for general corporate purposes.

NOTE 2 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim condensed consolidated financial accounts include all QES accounts and all of our subsidiaries where we exercise control. All inter-company transactions and account balances have been eliminated upon consolidation.

The accompanying interim condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2017, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair statement have been included.

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the SEC on March 30, 2018. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2017 Annual Report. The Company adopted certain accounting policies including the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on January 1, 2018. These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods as there is not a material impact related to adoption. For additional discussion of this adoption, see Note 11, “Revenues for Contracts with Customers.”

Recent Accounting Pronouncements

Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes most existing industry-specific guidance. ASC 606 creates a framework by which an entity allocates the transaction price to separate performance obligations and recognizes revenue when each performance obligation is satisfied. Under the new standard, entities are required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up in the current period. In July and December 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard is effective for reporting periods beginning after December 15, 2017 and did not have a material impact on the Company’s 2018 first quarter interim condensed consolidated financial position, results of operations and cash flows. The Company adopted ASC 606, effective January 1, 2018, utilizing the modified retrospective method of adoption. See Note 11, “Revenue from Contracts with Customers,” for more details on the adoption and impacts of implementing ASC 606.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments provide a more robust framework to use in determining when a set of assets and activities constitutes a business. The new standard was effective for the Company beginning on January 1, 2018. The standard did not have a material impact on the Company’s interim condensed consolidated financial position, results of operations and cash flows as it did not have any business combinations transactions.

In May 2017, the FASB issued ASU 2017-09, Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The new standard was effective for the Company beginning on January 1, 2018. The standard did not have a material impact on the Company’s interim condensed consolidated financial position, results of operations and cash flows because there has been no modification to our equity-based payment awards.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The new standard was effective for the Company beginning on January 1, 2018, which did not impact 2017 results, but resulted in a $1.3 million prepayment premium cost being reported under financing activities relating to the debt extinguishment of the Company’s $40.0 million term loan at the closing of the IPO.

Accounting Standards not yet adopted

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

NOTE 3 – Inventories

Inventories consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2018	2017
Consumables and materials	$8,658	$7,085
Spare parts	17,824	15,608

Inventories	$26,482	$22,693

NOTE 4 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands of dollars):

	March 31,	December 31,
	2018	2017
Current accrued liabilities
Accrued payables	$15,416	$11,905
Payroll and payroll taxes	3,537	6,089
Bonus	3,308	6,019
Workers compensation insurance premiums	1,802	1,760
Sales tax	2,395	2,923
Ad valorem tax	683	728
Health insurance claims	1,181	913
Other accrued liabilities	4,060	3,488

Total accrued liabilities	$32,382	$33,825

NOTE 5 – Long-Term Debt and Capital Lease Obligations

Long-term debt consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2018	2017
New ABL revolving credit facility due February 2023	$13,000	$—
Revolving credit facility	—	79,071
2017 term loan facility	—	44,328
Less: deferred financing costs	—	(1,709)
Less: discount on term loan	—	(5,420)

Total debt obligations, net of discounts and deferred financing	13,000	116,270
Capital leases	4,111	4,200
Less: current portion of debt and capital lease obligation	(380)	(79,442)

Long-term debt and capital lease obligations	$16,731	$41,028

Long-Term Debt

Former Revolving Credit Facility

The Company had a revolving credit facility (“the Former Revolving Credit Facility”), which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of the Company. The Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense.

Former Term Loan

The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Archer Well Company Inc. (“Archer”) and an affiliate of Quintana Capital Group, L.P. (“Quintana”) that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.75 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost.

New ABL Facility

In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at March 31, 2018, was 4.63%. As of March 31, 2018, $13.0 million was outstanding under the New ABL Facility.

The New ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the New ABL Facility at or above specified thresholds or by the existence of an event of default under the New ABL Facility. The New ABL Facility provides for some exemptions to its negative covenants allowing the Company to make certain restricted payments and investments; subject to maintaining availability under the New ABL Facility at or above a specified threshold and the absence of a default.

The New ABL Facility contains a minimum fixed charge coverage ratio of 1.0 to 1.0 that is triggered when availability under the New ABL Facility falls below a specified threshold and is tested until availability exceeds a separate specified threshold for 30 consecutive days.

The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of March 31, 2018 the Company was in compliance with debt covenants.

NOTE 6 – Income Taxes

Our accounting Predecessor, was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income or loss and any related tax credits were passed through to its members and were included in their tax returns. In an effort to initiate a public offering, the Company restructured, effective February 13, 2018, and is now recognized as a corporation. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of the Company from February 13, 2018 through March 31, 2018 in the accompanying unaudited condensed consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. In connection with the IPO and related Reorganization Transactions, the Company was formed as a corporation to hold all of the operating companies of QES LP, which was subsequently renamed Quintana Energy Services LLC. Because QES is a taxable entity, the Company established a provision for deferred income taxes as of February 13, 2018.

ASC 740, “Income Taxes”, requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has therefore recorded a valuation allowance. The valuation allowance as of March 31, 2018 fully offsets the impact of the initial cumulative deferred tax benefit recorded related to the formation of QES.

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The Company will adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes and will classify any deferred tax assets and liabilities as noncurrent.

ASC 740-270-25, Income Taxes – Interim Reporting, requires the Company to compute its interim tax provision by applying an estimated annual effective tax rate to ordinary income (or loss) and then computing the tax expense (or benefit) related to all other items individually. The Company has incurred a year to date ordinary loss for the quarter, however, plans to be in an ordinary income position for the year. As such, the interim period benefit shall be computed in accordance with ASC 740-270-30-5, in which the estimated annual effective tax rate shall be applied to the year to date ordinary income at the end of each interim period and any tax benefit as a result, shall be limited if determined the benefit will not be realized.

Total tax expense was $50,990 resulting in a negative effective tax rate of 0.3% for the quarter ended March 31, 2018. The negative effective tax rate is primarily due to our full valuation allowance position and state tax expense, which creates a deviation from the customary relationships between income tax (expense)/benefit and pre-tax income/(loss).

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to 21%, effective January 1, 2018, making changes to the utilization of net operating losses, abolishing the alternate minimum tax and establishing interest expense limitations. The Company has applied the new corporate tax rate and other applicable provisions to calculate its interim tax provision. Due to anticipated future guidance from the Internal Revenue Service, and interpretation of the changes in tax law, the amounts recorded as a result of implementation of the Tax Reform Act could be subject to change.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2018, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

NOTE 7 – Related Party Transactions

The Company utilizes some Quintana affiliate employees for certain corporate functions, such as accounting and risk management. Such amounts are reimbursed by the Company on a monthly basis.

At March 31, 2018 and December 31, 2017, QES had the following transactions with related parties (in thousands of dollars):

	March 31,	December 31,
	2018	2017
Accounts payable to affiliates of Quintana	$39	$81
Accounts payable to affiliates of Archer Well Company Inc.	$13	$9

	Three Months Ended March 31,
	2018	2017
Operating expenses from affiliates of Quintana	$124	$87
Operating expenses from affiliates of Archer Well Company Inc.	$4	$—

NOTE 8 – Business Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited because the Company performs credit evaluations, sets credit limits and monitors the payment patterns of its customers. Cash balances on deposits with financial institutions, at times, may exceed federally insured limits. The Company regularly monitors the institutions’ financial condition.

The majority of the Company’s business is conducted with large, midsized, small and independent oil and gas operators E&P companies. The Company evaluates the financial strength of customers, provides allowances for probable credit losses when deemed necessary and evaluates the market for the Company’s services in the oil and gas industry in the United States, a market that has historically experienced significant volatility.

As of March 31, 2018, one customer’s revenue represented 13.7% of the Company’s consolidated revenue. There were no customers whose revenue exceeded 10.0% of consolidated revenue for the three months ended March 31, 2017.

As of March 31, 2018, two customers had balances due that represented 14.6% and 11.2%, respectively, of the Company’s consolidated accounts receivable.

NOTE 9 – Commitments and Contingencies

Environmental Regulations & Liabilities

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such standards and requirements on its business, which are subject to change and can have retroactive effectiveness.

Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect upon its consolidated financial position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

The Company is a defendant or otherwise involved in a number of lawsuits in the ordinary course of business. Estimates of the range of liability related to pending litigation are made when the Company believes the amount and range of loss can be estimated and records its best estimate of a loss when the loss is considered probable. When a liability is probable, and there is a range of estimated loss with no best estimate in the range, the minimum estimated liability related to the lawsuits or claims is recorded. As additional information becomes available, the potential liability related to pending litigation and claims is assessed and the estimate is revised. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from estimates. The Company’s ultimate exposure with respect to pending lawsuits and claims is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

A class action has been filed against one of the Company’s subsidiaries alleging violations of the Fair Labor Standards Act (“FLSA”) relating to non-payment of overtime pay. The Company believes its pay practices comply with the FLSA. The case is working its way through the various stages of the legal process, however management believes the Company’s exposure is not material.

The Company is not aware of any other matters that may have a material effect on its financial position or results of operations.

NOTE 10 – Segment Information

QES currently has four reportable business segments: Directional Drilling, Pressure Pumping, Pressure Control and Wireline. These business segments have been selected based on the Company’s chief operating decisions maker’s (the “CODM”) assessment of resource allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our business segments based on revenue and income measures, which include non-GAAP measures.

Directional Drilling

Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse measurement-while-drilling (“MWD”) navigational tools, mud motors and ancillary downhole tools, as well as third-party electromagnetic (“EM”) navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin.

Pressure Pumping

Our Pressure Pumping segment provides hydraulic fracturing stimulation services, cementing services and acidizing services. The majority of the revenues generated in this segment are derived from pressure pumping services focused on fracturing, cementing and acidizing services in the Mid-Continent and Rocky Mountains regions. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. Customers for this segment include major E&P operators as well as independent oil and gas producers.

Pressure Control

Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our pressure control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide our pressure control services primarily in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, Marcellus/Utica Shale, DJ/Powder River Basin, Haynesville Shale, Fayetteville Shale and Willinston Basins (including the Bakken Shale).

Wireline

Our Wireline segment provides new well wireline conveyed tight-shale reservoir perforating services across many of the major U.S. shale basins and also offers a range of services such as cased-hole investigation and production logging services, conventional wireline and tubing conveyed perforating services, mechanical services and pipe recovery services. These services are offered in both new well completions and for remedial work. The majority of the revenues generated in our Wireline segment are derived from the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Haynesville Shale and East Texas Basin as well as in industrial and petrochemical facilities.

Segment Adjusted EBITDA

The Company views Adjusted EBITDA as an important indicator of segment performance. The Company defines Segment Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses and equipment standup expense. The CODM uses Segment Adjusted EBITDA as the primary measure of segment operating performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Directional Drilling	$2,580	$3,734
Pressure Pumping	9,889	3,693
Pressure Control	3,650	(260)
Wireline	2,564	(1,420)
Corporate and Other	(13,824)	(4,888)
Income tax (expense) benefit	(51)	6
Interest expense	(10,192)	(2,601)
Depreciation and amortization	(11,078)	(11,594)
Gain on disposition of assets, net	106	1,657

Net loss	$(16,356)	$(11,673)

Financial information related to the Company’s total assets position as of March 31, 2018 and December 31, 2017, by segment, is as follow (in thousands of dollars):

	March 31, 2018	December 31, 2017
Directional Drilling	$83,242	$82,789
Pressure Pumping	116,579	111,322
Pressure Control	56,199	52,884
Wireline	33,627	28,988

Total	$289,647	$275,983
Corporate & Other	9,089	7,695
Eliminations	(11,446)	(8,019)

Total assets	$287,290	$275,659

The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of dollars):

	Three Months Ended March 31, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$37,602	$53,400	$27,961	$22,305	$141,268
Depreciation and amortization	2,607	5,536	1,913	1,022	11,078
Capital expenditures	$2,708	$3,502	$4,380	$115	$10,705

	Three Months Ended March 31, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$31,149	$26,503	$18,524	$9,263	$85,439
Depreciation and amortization	3,226	5,755	1,518	1,095	11,594
Capital expenditures	$2,074	$1,215	$918	$5	$4,212

NOTE 11 – Revenue from Contracts with Customers

In adopting ASC 606, the Company’s revenue recognition model largely aligns with its historical revenue recognition pattern. Immaterial differences may exist for contracts with initial mobilization and demobilization charges. We determined that the adoption of this standard did not have a material impact on our retained earnings at the beginning of the fiscal year 2018, our statement of operations or statement of cash flows.

The Company has also exercised the following practical expedients and accounting policy elections provided by ASC 606 for all its service contracts.

1)

QES occasionally pays commissions to its sales staff for successfully obtaining a contract. The commission payment is incremental costs of obtaining a contract and should be capitalized and amortized over the contract period. However, ASC 340-40-25-4 provides a practical expedient, which states that “an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.” Management has elected to use this practical expedient as most of the Company’s service contracts are less than a month. Accordingly, the Company expenses the commission expense as incurred.

2)

In May 2016, the FASB issued ASU 2016-12 that allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer (i.e., present revenue net of these taxes), including sales, use, value-added and some excise taxes.

Typical Contractual Arrangements

The Company typically provides the services based upon a combination of a Master Service Agreement (“MSA”) or its General Terms & Conditions (T&Cs”) and a purchase order or other similar forms of work requests that primarily operate on a spot market basis for a defined work scope on a particular well or well pad. Services are provided based on a price book and bid on a day rate, stage rate or job basis. QES may also charge for the mobilization and set-up of equipment and for materials and consumables used in the services. Contracts generally are short-term in nature, ranging from a few hours to multiple weeks. Contracts typically do not stipulate substantive early termination penalties for either party. As such, the Company determined that its contracts are day to day, even though parties typically do not terminate the contract early during the normal course of business. In cases where the customer terminates the contract early, the Company has an enforceable right to payment for services performed to date. Under dayrate contracts, we generally receive a contractual dayrate for each day we are performing services. The contractual dayrate may vary based on the status of the operations and generally includes a full operating rate and a standby rate. Other fees may be stipulated in the contract related to mobilization and setup of equipment and reimbursements for consumables and cost of tools and equipment, that are involuntarily damaged or lost-in-hole.

Performance Obligations and Transaction Price

Customers generally contract with us to provide an integrated service of personnel and equipment for directional drilling, pressure pumping, pressure control or wireline services. The Company is seen by the operator as the overseer of its services and is compensated to provide an entire suite for its scope of services. QES determined that each service contract contains a single performance obligation, which is each day’s service. In addition, each day’s service is within the scope of the series guidance as both criteria of series guidance are met: 1) each distinct increment of service (i.e., days available to supervise or number of stages determined at contract inception) that the Company agrees to transfer represents a performance obligation that meets the criteria for recognizing revenue over time, and 2) the Company would use the same method for measuring progress toward satisfaction of the performance obligation for each distinct increment of service in the series. Therefore, the Company has determined that each service contract contains one single performance obligation, which is the series of each distinct stage or day’s service.

The transaction price for the Company’s service contracts is based on the amount of consideration the Company expects to receive for providing the services over the specified term and includes both fixed amounts and unconstrained variable amounts. In addition, the contract term may impact the determination and allocation of the transaction price and recognition of revenue. As the Company’s contracts do not stipulate substantive termination penalties, the contract is treated as day to day. Typically, the only fixed or known consideration at contract inception is initial mobilization and demobilization (where it is contractually guaranteed). In cases where the demobilization fee is not fixed, the Company estimates the variable consideration using the expected value method and includes this in the transaction price to the extent it is not constrained. Variable consideration is generally constrained if it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. As the contracts are not enforceable, the contract price should not include any estimation for the dayrate or stage rate charges.

Recognition of Revenue

Directional drilling, pressure pumping, pressure control and wireline services are consumed as the services are performed and generally enhance a well site for which the customer or operator owns the rights to. Work performed on a well site does not create an asset with an alternative use to the contractor since the well/asset being worked on is owned by the customer. Therefore, the Company’s measure of progress for our contracts are hours available to provide the services over the contracted duration. This unit of measure is representative of an output method as described in ASC 606.

The following chart details the types of fees found in a typical service contract and the related recognition method under ASC 606:

Fee type	Revenue Recognition
Dayrate	Revenue is recognized based on the dayrates earned as it relates to the level of service provided for each day throughout the contract.
Initial mobilization	Revenue is estimated at contract inception and included in the transaction price to be recognized ratably over contract term.
Demobilization	Unconstrained demobilization revenue is estimated at contract inception, included in the transaction price, and recognized ratably over the contract term.
Reimbursement	Recognized (gross of costs incurred) at the amount billed to the customer.

Disaggregation of Revenue

The Company disaggregated revenue by major service line. The table below is a reconciliation of the disaggregated revenue with the reported results (in thousands of dollars):

	Three months ended March 31,	Year ended December 31,
	2018	2017
	(In thousands)
Directional Drilling	$37,602	$145,230
Pressure Pumping	53,400	153,118
Pressure Control	27,961	89,912
Wireline	22,305	49,773

Total	$141,268	$438,033

Future Performance Obligations and Financing Arrangements

As our contracts are day to day and short-term in nature, the Company determined that it does not have material future performance obligations or financing arrangements under its service contracts. Payments are typically due within 30 days after the services are rendered. The timing between the recognition of revenue and receipt of payment is not significant.

No contract assets or liabilities were recognized related to contracts with our customers.

NOTE 12 – Share-Based Compensation

Our executive officers and certain other key employees were previously granted phantom units, which is an award of common units representing membership interest in our accounting Predecessor, with no exercise price. Each unit represents the right to receive, at the end of a stipulated period, one unrestricted membership unit with no exercise price, subject to the terms of the applicable phantom unit agreement. Full vesting of the units was based on dual vesting components. The first was the time vesting component and the second component required the consummation of a specified transaction, which was met upon the completion of the Company’s IPO. All grants of phantom units converted to an equivalent grant of Restricted Stock Units (RSUs) in QES following the IPO.

The Company recognized $9.9 million in equity based compensation in the three months ended March 31, 2018. As of March 31, 2018 and 2017, total unamortized compensation costs related to unvested RSU awards were $18.4 million and $27.7 million, respectively.

2015 Grant

During 2015, 5.8 million phantom units were awarded to executive officers and other key employees. These phantom units time vested as of December 31, 2015, and all 5.8 million phantom units remained outstanding as of December 31, 2017. As of February 13, 2018, upon the consummation of the Company’s IPO, these phantom units fully vested as common shares in QES. Each 31.669363 phantom units were then converted to one common share in QES.

2017 Grant

In 2017, the Company awarded approximately 46.3 million phantom units to executive officers and other key employees. These phantom units required a specified transaction as a performance component and a time vesting component spread equally over four years. As of December 31, 2017, 45.8 million phantom units remained outstanding, none of which had fully vested. As of February 13, 2018, on the consummation of the Company’s IPO, the phantom units partially vested as the IPO satisfied the grants’ performance requirement. Also following the IPO, the right of each phantom unit to be exchanged for an interest in QES LP converted to an equivalent right to RSUs in QES and each 31.669363 phantom unit converted to one RSU in QES. On February 28, 2018, the majority of the 2017 grants reached their first anniversary and 352,651 shares time vested.

The grant agreements with each executive officer and key employees calls for each phantom unit to be settled for one share in QES unless the board of directors of the Company, in its discretion, elects to pay an amount of cash equal to the fair market value of a share on the full vesting date.

2018 Grant

In April, 2018, the Company awarded 951,270 restricted stock units to its directors and employees under the Company’s 2018 Long-Term Incentive Plan. Each restricted stock unit represents the contingent right to receive one share of QES common stock.

All restricted stock units awarded to non-employee Company directors include a time vesting element with each grant vesting on the first anniversary of the Company’s IPO (“Director RSUs”). In total, our non-employee directors were granted 57,145 Director RSUs.

All restricted stock units awarded to employees include a time vesting element, with each grant vesting in equal parts over a 3-year period on the anniversary of the Company’s IPO. The restricted stock units awarded to employees are divided into two categories: (1) restricted stock units with time vesting only (“RSUs”) and (2) restricted stock units with a performance requirement and time vesting requirements (“PSUs”).

The RSUs will vest in equal one-third installments on the first three anniversaries of the Company’s IPO, in each case, so long as the grantee remains continuously employed by the Company from the grant date through each applicable vesting date. In total, we granted 476,542 RSUs to employees.

The PSUs require the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that have not been earned at the end of a performance period are forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the Company’s IPO. In total, we granted 417,583 PSUs to employees.

A summary of the status and changes during the three months ended March 31, 2018 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,627	$17.73	3.46

Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Vested	(535)	—	—

Outstanding at March 31, 2018	1,092	$17.73	3.21

NOTE 13 – Loss Per Share

Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

As of March 31, 2018
Numerator:
Net loss attributed to common share holders	$(14,810)

Denominator:
Weighted average common shares outstanding - basic	33,318
Weighted average common shares outstanding - diluted	33,318

Net loss per common share:
Basic	$(0.44)

Diluted	$(0.44)

The Company has issued 1,092 potentially dilutive shares of RSUs. However, the Company did not include these RSUs in its calculation of diluted loss per share for the period presented, because to include them would be anti-dilutive.

NOTE 14- Subsequent Events

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	uncertainty regarding our future operating results;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	loss or corruption of our information in a cyberattack on our computer systems;

•	the supply and demand for oil and natural gas;

•	the ability of our customers to obtain capital or financing needed for exploration and production (“E&P”) operations;

•	leasehold or business acquisitions;

•	general economic conditions;

•	credit markets;

•	the occurrence of a significant event or adverse claim in excess of the insurance we maintain;

•	seasonal and adverse weather conditions that can affect oil and natural gas operations;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our New ABL Facility (as defined below), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information on our New ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our New ABL Facility.”

Should one or more of the risks or uncertainties described in this Quarterly Report or any other risks or uncertainties of which we are currently unaware occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Overview

We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable business segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 measurement while-drilling (“MWD”) kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of 237,475 hydraulic horsepower (“HHP”) as of March 31, 2018. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment provide various forms of well control, form completions and workover applications through our 23 coiled tubing units, 36 rig-assisted snubbing units and ancillary equipment. As of March 31, 2018, our wireline services included 47 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.

The Company was incorporated on April 13, 2017 and does not have historical financial operating results. This Quarterly Report includes the results of our accounting Predecessor, Quintana Energy Services LP (“QES LP” or our “Predecessor”), which was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”), we became the holding company for QES LP and its subsidiaries.

How We Generate Revenue and the Costs of Conducting Our Business

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on E&P activity, could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.

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

Demand for our services has continued to improve since May 2016 as oil and natural gas prices have increased from previous levels and as the Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has increased from 375 rigs on May 27, 2016 to 1,007 rigs as of May 4, 2018. Although our industry experienced a significant downturn beginning in late 2014 and remained depressed for a prolonged period, which materially adversely affected our results in 2015 and 2016, the rebound in demand and increasing rig count beginning in May 2016 has improved both activity levels and pricing for our services. Our revenue has increased each quarter from the quarter ended June 30, 2016 through the quarter ended March 31, 2018. From the second quarter of 2016 through the first quarter of 2018, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 160.1%, while dayrates have improved from the lows we experienced during the second quarter of 2016.1 We reactivated our second and third Pressure Pumping frac fleets in February and October 2017, respectively, and our frac utilization was approaching full utilization for our active fleets at March 31, 2018. In addition we placed initial orders in January 2018 for twelve incremental pumps for an additional 30,000 HHP and ancillary equipment to redeploy our fourth Pressure Pumping fleet. We expect to mobilize our fourth frac fleet to the field in June 2018. Utilization of our Pressure Control and Wireline assets has also continued to improve since the second quarter of 2016.

Directional Drilling: Our Directional Drilling business segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, underbalanced drilling, measurement-while-drilling (“MWD”), rental tools and pipe inspection services. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, mud motors and ancillary downhole tools, as well as third-party electromagnetic navigational systems. We also provide a suite of integrated and related services, including downhole rental tools and third-party inspection services of drill pipe and downhole tools. We generally provide directional drilling services on a dayrate or hourly basis. We charge prevailing market prices for the services provided in this business segment, and we may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary by location and depend on the equipment and personnel required for the job and the market conditions in the region in which the services are performed. In addition to fees that are charged during periods of active directional drilling, a stand-by fee is typically agreed upon in advance and charged on an hourly basis during periods when drilling must be temporarily ceased while other on-site activity is conducted at the direction of the operator or another service provider. We will also charge customers for the additional cost of oilfield downhole tools and rental equipment that is involuntarily damaged or lost-in-hole. Proceeds from customers for the cost of oilfield downhole tools and other equipment that is involuntarily damaged or lost-in-hole are reflected as product revenues.

Although we do not typically enter into long-term contracts for our services in this business segment, we have long standing relationships with our customers in this business segment and believe they will continue to utilize our services. As of the quarter ended March 31, 2018, 90% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs, through the first quarter of 2018 we have increased the number of “follow me rigs” from approximately 30 in the first quarter of 2016 to 50 as of March 31, 2018. We intend to continue to re-deploy additional MWD kits over the course of 2018, as market conditions warrant.

Our Directional Drilling business segment accounted for approximately 26.6% and 36.5% of our revenues for the three months ended March 31, 2018 and 2017, respectively.

Pressure Pumping: Our Pressure Pumping business segment provides pressure pumping services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from pressure pumping services in the Mid-Continent and Rocky Mountain regions.

Our Pressure Pumping services are based upon a purchase order, contract or on a spot market basis. Services are bid on a stage rate or job basis (for fracturing services) or job basis (for cementing and acidizing services), contracted or hourly basis. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Customers are charged for the services performed on location and mobilization of the equipment to the location. Additional revenue can be generated through product sales of some materials that are delivered as part of the service being performed.

Our Pressure Pumping business segment accounted for approximately 37.8% and 31.0% of our revenues for the three months ended March 31, 2018 and 2017, respectively.

Pressure Control: Our Pressure Control business segment provides a wide scope of pressure control services, including, coiled tubing, rig assisted snubbing, nitrogen, fluid pumping and well control services.

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

Jobs for our pressure control services are typically short-term in nature and range from a few hours to multiple days. Customers are charged for the services performed and any related materials (such as friction reducers and nitrogen materials) used during the course of the services, which are reported as product sales. We may also charge for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job and other miscellaneous materials.

Our Pressure Control business segment accounted for approximately 19.8% and 21.7% of our revenues for the three months ended March 31, 2018 and 2017, respectively.

Wireline: Our Wireline business segment principally works in connection with hydraulic fracturing services in the form of pump-down services for setting plugs between frac stages, as well as with the deployment of perforation equipment in connection with “plug-and-perf” operations. We offer a full range of other pump-down and cased-hole wireline services. We also provide cased-hole production logging services, injection profiling, stimulation performance evaluation and water break-through identification via this segment. In addition, we provide industrial logging services for cavern, storage and injection wells.

We provide our wireline services on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. We typically charge the customer for these services on a per job basis at agreed-upon spot market rates. Our Wireline segment accounted for approximately 15.8% and 10.8% of our revenues for the three months ended March 31, 2018 and 2017, respectively.

How We Evaluate Our Operations

Our management team utilizes a number of measures to evaluate the results of operations and efficiently allocate personnel, equipment and capital resources. We evaluate our business segments primarily by asset utilization, revenue and Adjusted EBITDA.

Adjusted EBITDA is not a measure of net income or cash flows as determined by U.S. generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain)/loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses and equipment standup expense.

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP.

We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For a definition and description of Adjusted EBITDA and reconciliations of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Adjusted EBITDA” below.

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

•

QES is subject to U.S. federal and state income taxes as a corporation. Our Predecessor, was treated as a flow-through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its partners. Accordingly, the financial data attributable to our Predecessor contains no expense for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). We estimate we will be subject to U.S. federal, state and local taxes at a blended statutory rate of 22.3% of pre-tax earnings.

•	As of March 31, 2018, we had actual outstanding indebtedness of $13.0 million.

•

Our IPO served as a vesting event under the phantom unit awards granted under our long-term incentive plans. As a result, certain of our phantom unit awards fully vested and were settled in connection with the IPO and additional phantom unit awards will fully vest and be settled according to their vesting schedules. We recognized $9.9 million of share based compensation expense during the first quarter of 2018. Expense associated with these phantom unit awards were recognized in the first quarter of 2018. See “Executive Compensation—QES LP Phantom Units” in our 2017 Annual Report on Form 10-K for additional detail on our phantom unit awards and our incentive plans.

•

As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative (“SG&A”), expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Recent Trends and Outlook

Demand for our services is predominately influenced by the level of drilling and completion activity by E&P companies, which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. Crude oil prices have increased from their lows of $26.21 per barrel (“Bbl”) in early 2016 to $70.74 per Bbl as of May 7, 2018 (based on the West Texas Intermediate Spot Oil Price, or “WTI”), but remain 52% lower than a high of $107.26 per Bbl in June 2014. Natural gas prices have increased from their lows of $1.64 per million British Thermal Units (“MMBtu”) in early 2016 to $2.08 per MMBtu as of May 7, 2018, but remain 292% lower than a high of $8.15 per MMBtu in February 2014. Drilling and completion activity in the United States has increased significantly as commodity prices have generally increased, which we believe will correspond with increased demand for our services.

We view the horizontal rig count as a reliable indicator of the overall level of demand for our services. According to Baker Hughes, horizontal rigs accounted for 88.5% of all total active rigs in the United States as of May 4, 2018, as compared to only 28.0% a decade earlier. Horizontal drilling allows E&P companies to drill wells with greater exposure to the economic payzone of a targeted formation, thus improving production. The advantages of horizontal drilling have increasingly led to greater demand for high-specification rigs that are more efficient in drilling shale oil and natural gas wells than older drilling rigs. Additionally, high-specification rigs which are capable of pad drilling operations have become more prevalent in North America and enable the operator to drill more wells per rig per year than older rigs. We believe that the increase in horizontal rigs and increased demand for high-specification rigs will drive demand for our experienced directional drilling personnel and modern equipment.

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

While we believe these trends will benefit us, our markets may be adversely affected by industry conditions that are beyond our control. For example, the overall decline in oil prices from their high levels in 2014 to their low levels in 2016 and the uncertainty regarding the sustainability of current oil prices has materially affected and may continue to materially affect the demand for our services and the rates that we are able to charge. Additionally, adverse weather conditions can affect the drilling and completion activities of our customers. During periods of heavy snow, high winds, ice or rain, the logistical capabilities of our suppliers may be delayed or we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. For example, inclement weather including freezing temperatures and high winds affected our available revenue generating hours in the first quarter of 2018.

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

Results of Operations

The following tables provide selected operating data for the periods indicated.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)
Revenues:	$141,268	$85,439
Costs and Expenses:
Direct operating expenses	106,492	66,836
General and administrative expenses	29,917	17,744
Depreciation and amortization	11,078	11,594
Gain on disposition of assets	(106)	(1,657)

Operating loss	(6,113)	(9,078)
Interest expense, net	(10,192)	(2,601)

Loss before tax	(16,305)	(11,679)
Income tax (expense) benefit	(51)	6

Net Loss	$(16,356)	$(11,673)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$2,580	$3,734
Pressure Pumping	9,889	3,693
Pressure Control	3,650	(260)
Wireline	2,564	(1,420)
Adjusted EBITDA(1)	$15,483	$3,972

Other Operational Data:
Directional Drilling rig days (2)	3,706	3,231
Average monthly Directional Drilling rigs on revenue (3)	57	55
Total hydraulic fracturing stages	963	586
Average hydraulic fracturing revenue per stage	$52,477	$42,138

(1)

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. For a definition and description of Adjusted EBITDA and reconciliations of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Adjusted EBITDA” below.

(2)	Rig days represent the number of days we are providing services to rigs and are earning revenues during the period, including days that standby revenues are earned.
(3)	Rigs on revenue represents the number of rigs earning revenues during a time period, including days that standby revenues are earned.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain)/loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses and equipment standup expense.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended March 31, 2018 and 2017 (in thousands of dollars):2

	Three Months Ended March 31,
	2018	2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(16,356)	$(11,673)
Income tax expense (benefit)	51	(6)
Interest expense, net	10,192	2,601
Depreciation and amortization expense	11,078	11,594
Gain on disposition of assets, net	(106)	(1,657)
Non-cash stock based compensation	9,886	—
Rebranding expense(1)	—	1
Settlement expense(2)	223	1,439
Severance expense(3)	—	182
Equipment and standup expense(4)	515	1,491

Adjusted EBITDA	$15,483	$3,972

(1)	Relates to expenses incurred in connection with rebranding our business segments in 2017.

(2)

For 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan that were recorded in general and administrative expenses. For 2018, represents lease buyouts, legal FLSA and settlements costs, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)

Relates to severance expenses in 2017 incurred in connection with a program implemented to reduce head count in connection with the industry downturn. In our actual performance for the three months ended March 31, 2018 and 2017, $0.0 and $0.1 million was recorded in direct operating expenses, respectively, and the remainder was recorded in general and administrative expenses.

(4)

Relates to equipment standup costs incurred in connection with the mobilization and redeployment of assets. In our actual performance for the three months ended March 31, 2018, approximately $0.4 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administration expenses. In our actual performance for the three months ended March 31, 2017, approximately $1.5 million was recorded in direct operating expenses and $0.0 was recorded in general and administration expenses.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue. The following table provides our revenues by business segment for the periods indicated (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Revenue:
Directional Drilling	$37,602	$31,149
Pressure Pumping	53,400	26,503
Pressure Control	27,961	18,524
Wireline	22,305	9,263

Total revenue	$141,268	$85,439

Revenue for the three months ended March 31, 2018 increased by $55.8 million, or 65.3%, to $141.3 million from $85.4 million for the three months ended March 31, 2017. The increase in revenue by business segment was as follows:

Directional Drilling revenue increased by $6.5 million, or 20.9%, to $37.6 million for the three months ended March 31, 2018, from $31.1 million for the three months ended March 31, 2017. This increase was primarily attributable to a 15.7% increase in utilization and a 3.9% increase in our dayrate to $9,434. Approximately 93.0% of our Directional Drilling business segment revenue was derived from directional drilling and MWD activities for the three months ended March 31, 2018 compared to 94.2% for the three months ended March 31, 2017. The change in utilization and pricing accounted for 76.6% and 23.4% of the Directional Drilling revenue increase, respectively.

Pressure Pumping revenue increased by $26.9 million, or 101.5%, to $53.4 million for the three months ended March 31, 2018, from $26.5 million for three months ended March 31, 2017. This increase was primarily attributable to the mobilization of additional frac spreads in February 2017 and October 2017, which drove a 62.8% increase in stages to 963 for the three months ended March 31, 2018. Additionally we experienced a 25.7% increase in average revenue per stage to $52,972 for the three months ended March 31, 2018, from $42,138 for the three months ended March 31, 2017, due to improving market conditions and shift in the job types completed. Approximately 94.6% of our Pressure Pumping business segment revenue was derived from hydraulic fracturing services for the three months ended March 31, 2018, compared to 93.2% for the three months ended March 31, 2017.

Pressure Control revenue increased by $9.5 million, or 51.4%, to $28.0 million for the three months ended March 31, 2018, from $18.5 million for the three months ended March 31, 2017. This increase was primarily attributable to a 22.4% increase in weighted average utilization to 31.4% and a 55.1% increase in weighted average revenue per day to $20,246 for the three months ended March 31, 2018. The number of days for which we generated revenue (“revenue days”) for the three months ended March 31, 2018 totaled 2,638 compared to 2,418 for the three months ended March 31, 2017. The change in utilization and pricing accounted for 18.2% and 81.8% of the Pressure Control revenue change, respectively.

Wireline revenue increased by $13.0 million, or 139.8%, to $22.3 million for the three months ended March 31, 2018, from $9.3 million for the three months ended March 31, 2017. The increase was primarily attributable to a 52.3% increase in utilization to 39.1% and a 77.5% increase in revenue per day to $13,105 for the three months ended March 31, 2018. Approximately 82.8% of our Wireline business segment revenue was derived from unconventional services for the three months ended March 31, 2018, compared to 68.3% for the three months ended March 31, 2017. The change in utilization and pricing accounted for 24.9% and 75.1% of the Wireline revenue change, respectively.

Direct operating expenses. The following table provides our direct operating expenses by business segment for the periods indicated (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Direct operating expenses:
Directional Drilling	$30,849	$23,584
Pressure Pumping	40,015	21,162
Pressure Control	20,590	15,351
Wireline	15,038	6,739

Total direct operating expenses	$106,492	$66,836

Direct operating expenses for the three months ended March 31, 2018 increased by $39.7 million, or 59.4%, to $106.5 million, from $66.8 million for the three months ended March 31, 2017. The increase in direct operating expense was attributable to our business segments as follows:

Directional Drilling direct operating expenses increased by $7.2 million, or 30.5%, to $30.8 million for the three months ended March 31, 2018, from $23.6 million for the three months ended March 31, 2017. This increase was primarily attributable to a 14.7% increase in rig days to 3,706 over the same period, which in turn resulted in increased revenue days driving higher operating expenses associated with both personnel and equipment.

Pressure Pumping direct operating expenses increased by $18.8 million, or 88.7%, to $40.0 million for the three months ended March 31, 2018, from $21.2 million for the three months ended March 31, 2017. This increase was primarily attributable to increased activity driven by a 62.8% increase in hydraulic fracturing stages completed, which resulted in an increase in materials, equipment and personnel costs.

Pressure Control direct operating expenses increased by $5.2 million or 33.8%, to $20.6 million for the three months ended March 31, 2018, from $15.4 million for the three months ended March 31, 2017. This increase was primarily attributable to increased market activity, including a 22.4% increase in weighted average utilization and a 9.1% increase in revenue days, which resulted in increased costs associated with personnel, equipment and materials.

Wireline direct operating expenses increased by $8.3 million, or 123.9%, to $15.0 million for the three months ended March 31, 2018, from $6.7 million for the three months ended March 31, 2017. This increase was primarily attributable to increased market activity, including a 52.3% increase in utilization and a 16% increase in head count, which resulted in increased costs associated with personnel, equipment and consumables.

General and administrative expenses. SG&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $12.2 million, or 68.9%, to $29.9 million for the three months ended March 31, 2018, from $17.7 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily driven by stock based compensation expense of $9.9 million which was recognized as a result our IPO. In addition, audit fees relating to 2017 and outsourced services including internal controls and tax consultancy and compliance also contributed to the increase in the first quarter of 2018.

Depreciation and amortization. Depreciation and amortization decreased by $0.5 million, or 4.3%, to $11.1 million for the three months ended March 31, 2018, from $11.6 million for the three months ended March 31, 2017. The decrease in depreciation and amortization is primarily attributed to the fully amortized trademarks and fully depreciated tools that are still in use.

Gain on disposition of assets, net. Net gain on disposition of assets for three months ended March 31, 2018 was $0.1 million, primarily attributable to Wireline’s gain on equipment disposals, offset by losses in other segments, compared to a $1.7 million gain on disposition of assets, primarily attributable to the disposition of pressure pumping and wireline assets for the three months ended March 31, 2017.

Interest expense. Net interest expense increased by $7.6 million, or approximately 292.3%, to $10.2 million for the three months ended March 31, 2018, compared to $2.6 million for the three months ended March 31, 2017. The increase in interest expense was primarily due to $5.3 million of unamortized term loan discount expense, accelerated deferred financing costs of $3.0 million, and a prepayment fee of $1.3 million as a result of extinguishing the Former Revolving Credit Facility (defined below) and Former Term Loan (defined below) during the first quarter of 2018. The increase was offset by $1.0 million reduction in interest expense due to having less debt outstanding in the three months ended March 31, 2018.

Adjusted EBITDA. Adjusted EBITDA for three months ended March 31, 2018 increased by $11.5 million to $15.5 million from $4.0 million for the three months ended March 31, 2017. The change in Adjusted EBITDA by business segment was as follows:

Directional Drilling Adjusted EBITDA decreased by $1.1 million, or 29.7%, to $2.6 million in the three months ended March 31, 2018, compared to $3.7 million in the three months ended March 31, 2017. The decrease was primarily attributable to a 30.5% increase in direct operating costs and a 17.7% increase in SG&A expenses due to increased activity levels and elevated motor rental expense primarily due to third-party maintenance turnaround time.

Pressure Pumping Adjusted EBITDA increased by $6.2 million, or 167.6% to $9.9 million in the three months ended March 31, 2018, compared to $3.7 million in the three months ended March 31, 2017. The increase was primarily attributable to a 101.5% increase in revenue driven by increased frac activity, which was partially offset by a 88.7% increase in direct operating expenses and a 52.3% increase in SG&A expenses incurred as the business deployed additional equipment and increased activity levels.

Pressure Control Adjusted EBITDA increased by $3.9 million to $3.6 million in the three months ended March 31, 2018, compared to $(0.3) million in the three months ended March 31, 2017. The increase was primarily attributable to a 51.4% increase in revenue driven by increased completions and workover activity, which was offset by a 33.8% increase in direct operating expenses and a 31.8% increase in SG&A expense driven by increased personnel, materials and overhead costs.

Wireline Adjusted EBITDA increased by $4.0 million, to $2.6 million in the three months ended March 31, 2018, compared to $(1.4) million in the three months ended March 31, 2017. The increase was primarily attributable to a 139.8% increase in revenue driven by increased pricing and utilization, partially offset by a 123.9% increase in direct operating expenses and a 17.5% increase in SG&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under our former revolving credit facility (the “Former Revolving Credit Facility”), our former $40.0 million term loan (the “Former Term Loan”), the New ABL Facility (as defined below) and cash flows from operations. At March 31, 2018, we had $16.6 million of cash and equivalents and $61.4 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $78.0 million.

As our drilling and completion activity in the United States has increased with the rise in commodity prices since 2016, our cash flow from operations has begun to improve and we expect cash flow to continue to improve if drilling and completion activity continues to increase. However, there is no certainty that cash flow will continue to improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.

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

The following table sets forth our cash flows for the periods indicated (in thousands of dollars) presented below:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$10,401	$(19,475)
Net cash provided by (used in) investing activities	(11,416)	24,216
Net cash provided by (used in) financing activities	8,910	(6,004)

Net change in cash	7,895	(1,263)

Cash balance end of period	$16,646	$10,956

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $10.4 million for the three months ended March 31, 2018, compared to net cash used in operations of $19.5 million for three months ended March 31, 2017. The 2018 increase in operating cash flows was primarily attributable to faster collection of trade receivables and improved performance compared to lower utilization and pricing as a result of prevailing market conditions in 2017.

Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $11.4 million for three months ended March 31, 2018, compared to net cash provided by investing activities of $24.2 million for the three months ended March 31, 2017. The cash flow used in investing activities for the three months ended March 31, 2018 was primarily used on our existing fleet capital spending and to activate our fourth frac spread compared to the cash provided by acquisition activities in 2017.

We used $12.4 million to purchase equipment and we received $1.0 million in exchange for selling assets for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, when we used $4.2 million of cash to purchase equipment and received $28.4 million in exchange for selling assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $8.9 million for three months ended March 31, 2018, compared to net cash used in financing activities of $6.0 million for the three months ended March 31, 2017. Net cash provided by financing activities was primarily the result of net proceeds received from the closing of our IPO totaling $90.5 million, which was offset by the repayments under our Former Revolving Credit Facility and Former Term Loan, which totaled $92.3 million. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. Additionally, $1.3 million was paid for treasury shares in connection with the settlement of equity based compensation, net of taxes, which vested during the three months end March 31, 2018.

Our Credit Facilities

Former Revolving Credit Facility

The Company had a revolving credit facility (“the Former Revolving Credit Facility”), which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of the Company. The Former Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense.

Former Term Loan

The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Archer Well Company Inc. (“Archer”) and an affiliate of Quintana Capital Group, L.P. (“Quintana”) that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.75 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost.

New ABL Facility

In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at March 31, 2018, was 4.63%. As of March 31, 2018, $13.0 million was outstanding under the New ABL Facility.

The New ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the New ABL Facility at or above specified thresholds or by the existence of an event of default under the New ABL Facility. The New ABL Facility provides for some exemptions to its negative covenants allowing the Company to make certain restricted payments and investments; subject to maintaining availability under the New ABL Facility at or above a specified threshold and the absence of a default.

The New ABL Facility contains a minimum fixed charge coverage ratio of 1.0 to 1.0 that is triggered when availability under the New ABL Facility falls below a specified threshold and is tested until availability exceeds a separate specified threshold for 30 consecutive days.

The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of March 31, 2018 the Company was in compliance with debt covenants.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2018, our capital expenditures, excluding acquisitions, were approximately $2.7 million, $5.2 million, $4.4 million and $0.1 million in Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments, respectively, for aggregate net capital expenditures of approximately $10.7 million, primarily for the activation of our third and fourth frac spreads and capital expenditures on existing equipment.

For the three months ended March 31, 2017, our capital expenditures, excluding acquisitions, were approximately $2.1 million, $1.2 million, $0.9 million and a nominal amount in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments for aggregate net capital expenditures of approximately $4.2 million, primarily for purchase of new drilling motors and replacement of MWD kits.

As previously disclosed in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we currently estimate that our capital expenditures for our existing fleets and approved capacity additions during the remainder of 2018 will range from $75.0 million to $85.0 million, including approximately $20.0 million to $22.0 million for the remaining cost to purchase equipment for our fourth pressure pumping fleet, approximately $14.0 million to $17.0 million to invest in large diameter coiled tubing units, and the remainder for maintenance and other capital expenditures. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.

We believe that the proceeds from the IPO, our operating cash flow and available borrowings under our New ABL Facility will be sufficient to fund our operations for the next twelve months. As drilling and completion activity in the United States has increased with the rise in commodity prices since 2016, our cash flow from operations has begun to improve and we expect cash flow to continue to improve if drilling and completion activity continues to increase. However, our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific capital expenditures acquisition budget for 2018 since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our New ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2018.

Critical Accounting Policies

Other than the accounting impacts resulting from our adoption of ASC 606, which are discussed in Notes 2 and 14 to our condensed consolidated financial statements herein, as of March 31, 2018, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The level of activity in the U.S. oil and natural gas E&P industry is volatile. Expected trends in oil and natural gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. A material decline in oil and natural gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flow. Demand for our services has continued to improve since May 2016 after our industry experienced a significant downturn beginning in late 2014. Our improving outlook in both activity levels and margin performance are based on our relative scale and strong positioning in each of our four business segments. Should oil and gas prices again decline, the demand for the services we offer could be negatively impacted.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2018 and 2017, respectively. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations and the rest of equipment, materials and supplies required for our services increase.

Interest Rate Risk

We had a cash and cash equivalents balance of $16.6 million at March 31, 2018. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income from cash equivalent investments.

We had $13.0 million outstanding under our New ABL Facility at March 31, 2018, which weighted average interest rate on amounts borrowed under the New ABL Facility was approximately 4.63%. Based on the Company’s debt structure as of March 31, 2018, a 1% increase or decrease in the interest rates would increase or decrease interest expense by approximately $0.1 million per year. We do not currently hedge our interest rate exposure.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, with the participation of its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of March 31, 2018, due to the material weakness in internal control over financial reporting identified at December 31, 2017, as described below, which continues to exist at March 31, 2018.

Notwithstanding the existence of the material weakness, and based on a number of factors including efforts to remediate the material weakness in internal control over financial reporting discussed below, we believe that the Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including actively seeking to recruit additional finance and accounting personnel, and evaluating and formalizing the roles and responsibilities of our finance and accounting personnel across our business units. We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Additionally, the material weaknesses could result in misstatements to our financial statements or disclosures that would result in material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected. Except as described herein, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our 2017 Annual Report. For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A “Risk Factors” in our 2017 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has had no unregistered sales of equity securities not previously reported in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Amended and Restated Certificate of Incorporation

On May 10, 2018, we filed a certificate of correction to our Amended and Restated Certificate of Incorporation to remove the 31.669363-for-one reverse stock split language, which was instead effected pursuant to the merger agreements associated with our Reorganization Transactions. This correction does not alter the number of shares of the Company, nor their rights, as set forth in our registration statement on Form S-1 and related prospectus used in connection with our initial public offering in February 2018.

Chief Accounting Officer

Effective May 7, 2018, Geoffrey C. Stanford, age 51, accepted the position of Chief Accounting Officer for the Company. Mr. Stanford will begin his role as Chief Accounting Officer of the Company on May 21, 2018 (the “Start Date”) and also serve as the Company’s Principal Accounting Officer for the purposes of the Company’s filings with Securities and Exchange Commission. Prior to the Start Date, Mr. Stanford served as the Corporate Vice President of Accounting for Amedysis, Inc. since July 2016 and Corporate Vice President and Chief Accounting Officer for Willbros Group from December 2012 to July 2016. Mr. Stanford is a certified public accountant and holds a master’s degree in business administration from Tulane University and a bachelor’s degree in accounting from Louisiana State University.

There are no arrangements or understandings between Mr. Stanford and any other persons pursuant to which he was selected as the Chief Accounting Officer. There are also no family relationships between Mr. Stanford and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Stanford and the Company did not enter into any material contract, plan or arrangement and no compensatory grants or awards were made to Mr. Stanford, in each case, in connection with his appointment as Chief Accounting Officer.

Gbolade Odeneye, the Company’s Vice President and Corporate Controller, who has served as the Company’s Principal Accounting Officer since the Company’s IPO in February 2018, will continue to serve as the Principal Accounting Officer until the Start Date and will continue to serve thereafter as Vice President and Corporate Controller of the Company.

Item 6.	Exhibits.

Exhibit number	Description

2.1

Master Reorganization Agreement, dated as of February 8, 2018, by and among the Quintana Energy Services Inc., Quintana Energy Services LP, QES Holdco LLC and the other parties named therein (Incorporated by reference to Exhibit 2.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

3.1*	Amended and Restated Certificate of Incorporation of Quintana Energy Services Inc.

3.2	Amended and Restated Bylaws of Quintana Energy Services Inc. (Incorporated by reference to Exhibit 3.3 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

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

10.2+	Quintana Energy Services Inc. 2018 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.3+

Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (also referred to as the QES Legacy Long-Term Incentive Plan) (Incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.4+

Form of Phantom Unit Agreement under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.10 of Quintana Energy Services Inc.’s Registration Statement on Form S-8 filed on February 14, 2018).

10.5+

Form of Phantom Unit Agreement (Corporate Executives) under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.11 of Quintana Energy Services Inc.’s Registration Statement on Form S-8 filed on February 14, 2018).

10.6+	Indemnification Agreement (D. Rogers Herndon) (Incorporated by reference to Exhibit 10.4 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.7+	Indemnification Agreement (Christopher J. Baker) (Incorporated by reference to Exhibit 10.5 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.8+	Indemnification Agreement (Keefer M. Lehner) (Incorporated by reference to Exhibit 10.6 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.9+	Indemnification Agreement (Max L. Bouthillette) (Incorporated by reference to Exhibit 10.7 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.10+	Indemnification Agreement (Dag Skindlo) (Incorporated by reference to Exhibit 10.8 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

Exhibit number	Description

10.11+	Indemnification Agreement (Gunnar Eliassen) (Incorporated by reference to Exhibit 10.9 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.12+	Indemnification Agreement (Rocky L. Duckworth) (Incorporated by reference to Exhibit 10.10 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.13+	Indemnification Agreement (Dalton Boutté, Jr.) (Incorporated by reference to Exhibit 10.11 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.14+	Indemnification Agreement (Corbin J. Robertson, Jr.) (Incorporated by reference to Exhibit 10.12 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTANA ENERGY SERVICES INC.

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 10, 2018

By:	/s/ Gbolade Odeneye
Gbolade Odeneye
Vice President and Corporate Controller

Date: May 10, 2018