Form 10-Q/A
period 2018-03-31
Quintana Energy Services Inc.
filed 2018-05-25
CIK 1704235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, originally filed with the Securities and Exchange Commission on May 10, 2018 (the “Original Form 10-Q”), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”). This Amendment is being filed within the time period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Original Form 10-Q except for the furnishing of the exhibits described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated as of February 8, 2018, by and among the Quintana Energy Services Inc., Quintana Energy Services LP, QES Holdco LLC and the other parties named therein (Incorporated by reference to Exhibit 2.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

3.1

Amended and Restated Certificate of Incorporation of Quintana Energy Services Inc. (Incorporated by reference to Exhibit 3.1 of Quintana Energy Services Inc.’s Quarterly Report on Form 10-Q, filed on May 10, 2018).

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

10.6+	Indemnification Agreement (D. Rogers Herndon) (Incorporated by reference to Exhibit 10.4 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.7+	Indemnification Agreement (Christopher J. Baker) (Incorporated by reference to Exhibit 10.5 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.8+	Indemnification Agreement (Keefer M. Lehner) (Incorporated by reference to Exhibit 10.6 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.9+	Indemnification Agreement (Max L. Bouthillette) (Incorporated by reference to Exhibit 10.7 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.10+	Indemnification Agreement (Dag Skindlo) (Incorporated by reference to Exhibit 10.8 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

37

Exhibit number	Description

10.11+	Indemnification Agreement (Gunnar Eliassen) (Incorporated by reference to Exhibit 10.9 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.12+	Indemnification Agreement (Rocky L. Duckworth) (Incorporated by reference to Exhibit 10.10 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.13+	Indemnification Agreement (Dalton Boutté, Jr.) (Incorporated by reference to Exhibit 10.11 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.14+	Indemnification Agreement (Corbin J. Robertson, Jr.) (Incorporated by reference to Exhibit 10.12 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTANA ENERGY SERVICES INC.

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 25, 2018