Form 10-Q
period 2018-06-30
Quintana Energy Services Inc.
filed 2018-08-09
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38383

 Quintana Energy Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1221944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1415 Louisiana Street, Suite 2900
Houston, TX 77002
(832) 518-4094
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 5, 2018, was 33,630,934.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2018

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$8,244	$8,751
Accounts receivable, net of allowance of $1,244 and $776	95,432	83,325
Unbilled receivables	12,849	9,645
Inventories (Note 3)	27,744	22,693
Prepaid expenses and other current assets	4,598	9,520
Total current assets	148,867	133,934
Property, plant and equipment, net	151,391	128,518
Intangible assets, net	9,925	10,832
Other assets	1,719	2,375
Total assets	$311,902	$275,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,499	$36,027
Accrued liabilities (Note 4)	34,834	33,825
Current portion of debt and capital lease obligations (Note 5)	388	79,443
Total current liabilities	75,721	149,295
Deferred income taxes	—	185
Long-term debt, net of deferred financing costs of $0 and $1,709 (Note 5)	31,000	37,199
Long-term capital lease obligations (Note 5)	3,631	3,829
Other long-term liabilities	167	183
Total liabilities	110,519	190,691
Commitments and contingencies
Shareholders’ and members’ equity
Members’ equity	—	212,630
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 33,765,486 issued; 33,630,934 outstanding	340	—
Additional paid-in-capital	344,013	—
Treasury stock, at cost, 134,552 common shares	(1,271)	—
Accumulated deficit	(141,699)	(127,662)
Total shareholders’ and members’ equity	201,383	84,968
Total liabilities, shareholders’ and members’ equity	$311,902	$275,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:	$152,536	$108,457	$293,804	$193,896
Costs and expenses:
Direct operating costs	116,581	81,667	223,073	149,097
General and administrative	22,500	16,024	52,418	33,174
Depreciation and amortization	11,155	11,432	22,233	23,026
Gain on disposition of assets	(594)	(332)	(700)	(1,989)
Operating income (loss)	2,894	(334)	(3,220)	(9,412)
Non-operating expense:
Interest expense	(433)	(2,788)	(10,625)	(5,389)
Income (loss) before income tax	2,461	(3,122)	(13,845)	(14,801)
Income tax (expense) benefit	(326)	9	(377)	15
Net income (loss)	2,135	(3,113)	(14,222)	(14,786)
Net loss attributable to predecessor	—	—	(1,546)	—
Net income (loss) attributable to Quintana Energy Services Inc.	$2,135	$(3,113)	$(12,676)	$(14,786)
Net income (loss) per common share:
Basic	$0.06	$—	$(0.38)	$—
Diluted	$0.06	$—	$(0.38)	$—
Weighted average common shares outstanding:
Basic	33,631	—	33,519	—
Diluted	35,227	—	33,519	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of dollars, units and shares)
(Unaudited)

	Common Unitholders Number of Units	Members’ Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	238	246,023	—	—	33,631
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,446	—	—	90,542
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(5,276)	—	—	(5,276)
Equity-based compensation	—	—	401	6	12,820	—	—	12,826
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(12,676)	(12,676)
Balance at June 30, 2018	—	$—	33,631	$340	$344,013	$(1,271)	$(141,699)	$201,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(14,222)	$(14,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,233	23,026
Gain on disposition of assets	(3,068)	(6,625)
Non-cash interest expense	855	2,945
Loss on debt extinguishment	8,594	—
Provision for doubtful accounts	460	90
Deferred income tax benefit	—	(26)
Stock-based compensation	12,826	—
Changes in operating assets and liabilities:
Accounts receivable	(12,567)	(22,719)
Unbilled receivables	(3,204)	(7,084)
Inventories	(5,051)	(544)
Prepaid expenses and other current assets	1,331	(1,071)
Other noncurrent assets	(176)	168
Accounts payable	3,413	(2,114)
Accrued liabilities	1,009	11,961
Other long-term liabilities	(15)	(33)
Net cash provided by (used in) operating activities	12,418	(16,812)
Cash flows from investing activities:
Purchases of property, plant and equipment	(41,194)	(8,689)
Proceeds from sale of property, plant and equipment	3,911	31,131
Net cash (used in) provided by investing activities	(37,283)	22,442
Cash flows from financing activities:
Proceeds from revolving debt	33,000	2,485
Payments on revolving debt	(81,071)	(13,414)
Proceeds from term loans	—	5,000
Payments on term loans	(11,225)	—
Payments on capital lease obligations	(182)	(142)
Payment of deferred financing costs	(1,416)	—
Prepayment premiums on early debt extinguishment	(1,346)	—
Payments for treasury shares	(1,271)	—
Proceeds from new shares issuance, net of underwriting commission costs	90,542	—
Costs incurred for stock issuance	(2,673)	—
Net cash provided by (used in) financing activities	24,358	(6,071)
Net decrease in cash and cash equivalents	(507)	(441)
Cash and cash equivalents beginning of period	8,751	12,219
Cash and cash equivalents end of period	$8,244	$11,778

Supplemental cash flow information
Cash paid for interest	1,119	2,289
Income taxes paid	151	167
Supplemental noncash investing and financing activities
Noncash proceeds from sale of assets held for sale	—	3,990
Fixed asset purchases in accounts payable and accrued liabilities	570	—
Non cash payment for property, plant and equipment	3,279	—
Debt conversion of term loan to equity	33,631	—
Issuance of common shares for members’ equity	212,630	—
Stock issuance cost included in accounts payable	501	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company operates through four reporting segments which are Directional Drilling, Pressure Pumping, Pressure Control and Wireline.
Initial Public Offering
As of December 31, 2017, our Predecessor had approximately 417,441,074 common units outstanding and 227,885,579 warrants to purchase common units outstanding. Immediately prior to the IPO on February 13, 2018, the warrants were net settled for 223,394,762 common units, and immediately thereafter our Predecessor and affiliated entities were reorganized through mergers and related transactions and 20,235,193 shares of our common stock were issued to the holders of equity in our Predecessor at a ratio of 1 share of our common stock for 31.669363 common units of our Predecessor (with elimination of fractional shares) (the “Merger Transactions”). On February 13, 2018, immediately after the Merger Transactions, but prior to our IPO, our Predecessor’s Former Term Loan (as defined below) was extinguished and in partial consideration therefore 3,363,208 shares were issued to our Predecessor’s Former Term Loan lenders based on the price to the public of our IPO (representing 1 share of common stock for each $10.00 in Former Term Loan obligations converted) (together with the “Merger Transactions”, the “Reorganization Transactions”).
The gross proceeds of the IPO to the Company, at the public offering price of $10.00 per share, was $92.6 million, which resulted in net proceeds to the Company of approximately $87.0 million, after deducting $5.6 million of underwriting discounts and commissions associated with the shares sold by the Company, excluding approximately $5.3 million in offering expenses payable by the Company. Taking together the Reorganization Transactions and the issuance of 9,259,259 shares of our common stock to the public in our IPO, as of February 13, 2018, we had 32,857,660 shares outstanding immediately following our IPO. Subsequent to our IPO, we issued 139,921 shares in connection with the vesting of awards under our Predecessor’s 2015 LTIP Plan on February 22, 2018, and 260,529 shares of our common stock were issued on March 8, 2018 in consideration of vesting of awards under our Predecessor’s 2017 LTIP which we assumed. In connection with both awards, certain shares were withheld to satisfy tax obligations of the holder of the award, which shares are currently treasury shares totaling 134,552 shares of common stock. Also in connection with the consummation of the IPO, on March 9, 2018, the underwriters exercised their overallotment option to purchase an additional 372,824 shares of common stock of QES, which resulted in additional net proceeds of approximately $3.5 million (the “Option Exercise”), net of underwriter’s discounts and commission of $0.1 million. Upon the completion of the Reorganizational Transactions, the IPO and the Option Exercise, QES had 33,630,934 shares of common stock outstanding.
The net proceeds received from the IPO and a $13.0 million drawdown on the New ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% term loan due 2020 (the “Former Term Loan”), as described in “Note 5 - Long-Term Debt and Capital Lease Obligations.” The remaining proceeds from the IPO will be used for general corporate purposes.
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

The accompanying interim condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2017, is derived from previously

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair statement have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation.
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
There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2017 Annual Report. The Company adopted certain accounting policies including the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on January 1, 2018. These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods as there is not a material impact related to adoption. For additional discussion of this adoption, see Note 10, “Revenue from Contracts with Customers.”
Recent Accounting Pronouncements
Adopted in 2018
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes most existing industry-specific guidance. ASC 606 creates a framework by which an entity allocates the transaction price to separate performance obligations and recognizes revenue when each performance obligation is satisfied. Under the new standard, entities are required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up in the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up in the current period. In July and December 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard is effective for reporting periods beginning after December 15, 2017 and did not have a material impact on the Company’s 2018 first quarter interim condensed consolidated financial position, results of operations and cash flows. The Company adopted ASC 606, effective January 1, 2018, utilizing the modified retrospective method of adoption. See Note 10, for more details on the adoption and impacts of implementing ASC 606.
In January 2017, FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments provide a more robust framework to use in determining when a set of assets and activities constitutes a business. The new standard was effective for the Company beginning on January 1, 2018. The standard did not have a material impact on the Company’s interim condensed consolidated financial position, results of operations and cash flows as it did not have any business combinations transactions.
In May 2017, the FASB issued ASU 2017-9, Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The new standard was effective for the Company beginning on January 1, 2018. The standard did not have a material impact on the Company’s interim condensed consolidated financial position, results of operations and cash flows because there has been no modification to our equity-based payment awards.

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning on January 1, 2018, which did not impact 2017 results, but resulted in a $1.3 million prepayment premium cost being reported under financing activities relating to the debt extinguishment of the Company’s $40.0 million term loan at the closing of the IPO.
Accounting Standards not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of June 30, 2018.
In February 2016, the FASB issued ASU No. 2016-2, Leases. The new standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases. The guidance is effective for the Company for the fiscal year beginning January 1, 2019. The Company's lease adoption committee is performing a detailed review of its lease portfolio by evaluating its population of leased assets and designing and implementing new processes and controls. While the exact impact of this standard remains unknown, the guidance is expected to have a material impact on the Company’s consolidated financial statements, due to the leased assets and corresponding lease liability that will be recognized, as the Company has operating and real property lease arrangements for which it is the lessee.
NOTE 3 – Inventories
Inventories consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017
Consumables and materials	$9,108	$7,085
Spare parts	18,636	15,608
Inventories	$27,744	$22,693

NOTE 4 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017
Current accrued liabilities
Accrued payables	$14,276	$11,905
Payroll and payroll taxes	6,481	6,089
Bonus	4,625	6,019
Workers compensation insurance premiums	1,366	1,760
Sales tax	2,432	2,923
Ad valorem tax	1,262	728
Health insurance claims	1,198	913
Other accrued liabilities	3,194	3,488
Total accrued liabilities	$34,834	$33,825

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Long-Term Debt and Capital Lease Obligations
Long-term debt consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017
New ABL revolving credit facility due February 2023	$31,000	$—
Revolving credit facility	—	79,071
2017 term loan facility	—	44,328
Less: deferred financing costs	—	(1,709)
Less: discount on term loan	—	(5,420)
Total debt obligations, net of discounts and deferred financing	31,000	116,270
Capital leases	4,019	4,200
Less: current portion of debt and capital lease obligation	(388)	(79,443)
Long-term debt and capital lease obligations	$34,631	$41,027

Long-Term Debt
Former Revolving Credit Facility
The Company had a revolving credit facility (“the Former Revolving Credit Facility”), which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of the Company. The Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense, during the first quarter of 2018.
Former Term Loan
The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Archer Well Company Inc. (“Archer”) and an affiliate of Quintana Capital Group, L.P. (“Quintana”) that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.8 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost, during the first quarter of 2018.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at June 30, 2018, was 4.9% and $31.0 million was outstanding under the New ABL Facility as of June 30, 2018.

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of June 30, 2018 the Company was in compliance with debt covenants.
NOTE 6 – Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income or loss and any related tax credits were passed through to its members and were included in their tax returns. Upon the IPO and related Organizational Transactions, Quintana Energy Services Inc. was formed as a corporation to hold all of the operating companies of Quintana Energy Services LP, which was subsequently renamed Quintana Energy Services LLC. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of the Company from February 9, 2018 through June 30, 2018 in the accompanying unaudited condensed consolidated financial statements.
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and the reported amounts in the financial statements using enacted tax rates. Because Quintana Energy Services Inc. is a taxable entity, the Company established a provision for deferred income taxes as of February 9, 2018. ASC 740, "Income Taxes", requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of June 30, 2018 fully offsets the impact of the initial cumulative deferred tax benefit recorded related to the formation of Quintana Energy Services Inc. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.
ASC 740-270-25, Income Taxes - Interim Reporting, requires the Company to compute its interim tax provision by applying an estimated annual effective tax rate to ordinary income (or loss) and then computing the tax expense (or benefit) related to all other items individually.  The Company has incurred a year to date ordinary loss for the quarter, however, plans to be in an ordinary income position for the year.  As such, the interim period benefit shall be computed in accordance with ASC 740-270-30-5, in which the estimated annual effective tax rate shall be applied to the year to date ordinary income at the end of each interim period and any tax benefit as a result, shall be limited if determined the benefit will not be realized.
Total tax expense was $0.4 million resulting in a negative effective tax rate of 3.1% for the six months ended June 30, 2018. The negative effective tax rate is primarily due to our full valuation allowance position and state tax expense which creates a deviation from the customary relationship between income tax (expense)/benefit and pre-tax income/(loss).
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35.0% to a 21.0% rate, effective January 1, 2018, changes to the utilization of net operating losses, abolition of alternate minimum tax and interest expense limitations. The Company has applied the new corporate tax rate and other applicable provisions to

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

calculate its interim tax provision. Due to anticipated future guidance from Internal Revenue Service, and interpretation of the changes in tax law, the amounts recorded as a result of implementation of the Tax Reforms Act could be subject to change.
Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2018, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next twelve months.
NOTE 7 – Related Party Transactions
The Company utilizes some Quintana affiliate employees for certain corporate functions, such as accounting and risk management. These amounts are reimbursed by the Company on a monthly basis.
At June 30, 2018 and December 31, 2017, QES had the following transactions with related parties (in thousands of dollars):

	June 30, 2018	December 31, 2017
Accounts payable to affiliates of Quintana	$16	$81
Accounts payable to affiliates of Archer Well Company Inc.	$20	$9

	Three Months Ended June 30,
	2018	2017
Operating expenses from affiliates of Quintana	$131	$142
Operating expenses from affiliates of Archer Well Company Inc.	$8	$—

	Six Months Ended June 30,
	2018	2017
Operating expenses from affiliates of Quintana	$255	$229
Operating expenses from affiliates of Archer Well Company Inc.	$11	$—

NOTE 8 – Commitments and Contingencies
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A class action has been filed against one of the Company’s subsidiaries alleging violations of the Fair Labor Standards Act (“FLSA”) relating to non-payment of overtime pay. The Company believes its pay practices comply with the FLSA. The case is working its way through the various stages of the legal process, however, management believes the Company’s exposure is not material.
The Company is not aware of any other matters that may have a material effect on its financial position or results of operations.
NOTE 9 – Segment Information
QES currently has four reportable business segments: Directional Drilling, Pressure Pumping, Pressure Control and Wireline. These business segments have been selected based on the Company’s Chief Operating Decision Maker’s (the “CODM”) assessment of resource allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our business segments based on revenue and income measures, which include non-GAAP measures.
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
Pressure Control
Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our pressure control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide our pressure control services primarily in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, Marcellus/Utica Shale, DJ/Powder River Basin, Haynesville Shale, Fayetteville Shale and Williston Basins (including the Bakken Shale).
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents a reconciliation of Segment Adjusted EBITDA to net income (loss) (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Directional Drilling	$5,242	$4,808	$7,822	$8,542
Pressure Pumping	8,884	7,799	18,774	11,493
Pressure Control	5,602	1,860	9,252	1,600
Wireline	788	(743)	3,351	(2,164)
Corporate and Other	(7,061)	(2,958)	(20,886)	(7,846)
Income tax (expense) benefit	(326)	9	(377)	15
Interest expense	(433)	(2,788)	(10,625)	(5,389)
Depreciation and amortization	(11,155)	(11,432)	(22,233)	(23,026)
Gain on disposition of assets, net	594	332	700	1,989
Net income (loss)	$2,135	$(3,113)	$(14,222)	$(14,786)

Financial information related to the Company’s total assets position as of June 30, 2018 and December 31, 2017, by segment, is as follow (in thousands of dollars):

	June 30, 2018	December 31, 2017
Directional Drilling	$90,688	$82,789
Pressure Pumping	127,412	111,322
Pressure Control	61,523	52,884
Wireline	32,966	28,988
Total	$312,589	$275,983
Corporate & Other	4,314	7,695
Eliminations	(5,001)	(8,019)
Total assets	$311,902	$275,659
The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of dollars):

	Three Months Ended June 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$43,605	$56,702	$31,965	$20,264	$152,536
Depreciation and amortization	2,547	5,467	2,168	973	11,155
Capital expenditures	$4,646	$18,620	$5,269	$244	$28,779

	Three Months Ended June 30, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$37,099	$37,687	$22,335	$11,336	$108,457
Depreciation and amortization	3,037	5,785	1,542	1,068	11,432
Capital expenditures	$2,056	$353	$1,971	$98	$4,478

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$81,207	$110,102	$59,926	$42,569	$293,804
Depreciation and amortization	5,153	11,004	4,081	1,995	22,233
Capital expenditures	$7,355	$23,831	$9,649	$359	$41,194

	Six Months Ended June 30, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$68,248	$64,190	$40,859	$20,599	$193,896
Depreciation and amortization	6,264	11,540	3,060	2,162	23,026
Capital expenditures	$4,130	$1,568	$2,888	$103	$8,689
NOTE 10 – Revenue from Contracts with Customers
In adopting ASC 606, the Company’s revenue recognition model largely aligns with its historical revenue recognition pattern. Immaterial differences may exist for contracts with initial mobilization and demobilization charges. We determined that the adoption of this standard did not have a material impact on our retained earnings at the beginning of the fiscal year 2018, our statement of operations or statement of cash flows.
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

2)
In May 2016, the FASB issued ASU 2016-12 that allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer (i.e. present revenue net of these taxes), including sales, use, value-added and some excise taxes.

Typical Contractual Arrangements
The Company typically provides the services based upon a combination of a Master Service Agreement (“MSA”) or its General Terms & Conditions (T&Cs”) and a purchase order or other similar forms of work requests that primarily operate on a spot market basis for a defined work scope on a particular well or well pad. Services are provided based on a price book and bid on a day rate, stage rate or job basis. QES may also charge for the mobilization and set-up of equipment and for materials and consumables used in the services. Contracts generally are short-term in nature, ranging from a few hours to multiple weeks. Contracts typically do not stipulate substantive early termination penalties for either party. As such, the Company determined that its contracts are day to day, even though parties typically do not terminate the contract early during the normal course of business. In cases where the customer terminates the contract early, the Company has an enforceable right to payment for services performed to date. Under day rate contracts, we generally receive a contractual day rate for each day we are performing services. The contractual day rate may vary based on the status of the operations and generally includes a full operating rate and a standby rate. Other fees may be stipulated in the contract related to mobilization and setup of equipment and reimbursements for consumables and cost of tools and equipment, that are involuntarily damaged or lost-in-hole.
Performance Obligations and Transaction Price
Customers generally contract with us to provide an integrated service of personnel and equipment for directional drilling, pressure pumping, pressure control or wireline services. The Company is seen by the operator as the overseer of its services and is compensated to provide an entire suite for its scope of services. QES determined that each service contract contains a single performance obligation, which is each day’s service. In addition, each day’s service is within the scope of the series guidance as

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both criteria of series guidance are met: 1) each distinct increment of service (i.e. days available to supervise or number of stages determined at contract inception) that the Company agrees to transfer represents a performance obligation that meets the criteria for recognizing revenue over time, and 2) the Company would use the same method for measuring progress toward satisfaction of the performance obligation for each distinct increment of service in the series. Therefore, the Company has determined that each service contract contains one single performance obligation, which is the series of each distinct stage or day’s service.
The transaction price for the Company’s service contracts is based on the amount of consideration the Company expects to receive for providing the services over the specified term and includes both fixed amounts and unconstrained variable amounts. In addition, the contract term may impact the determination and allocation of the transaction price and recognition of revenue. As the Company’s contracts do not stipulate substantive termination penalties, the contract is treated as day to day. Typically, the only fixed or known consideration at contract inception is initial mobilization and demobilization (where it is contractually guaranteed). In cases where the demobilization fee is not fixed, the Company estimates the variable consideration using the expected value method and includes this in the transaction price to the extent it is not constrained. Variable consideration is generally constrained if it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. As the contracts are not enforceable, the contract price should not include any estimation for the day rate or stage rate charges.
Recognition of Revenue
Directional drilling, pressure pumping, pressure control and wireline services are consumed as the services are performed and generally enhances the customer or operators well site. Work performed on a well site does not create an asset with an alternative use to the contractor since the well/asset being worked on is owned by the customer. Therefore, the Company’s measure of progress for our contracts are hours available to provide the services over the contracted duration. This unit of measure is representative of an output method as described in ASC 606.
The following chart details the types of fees found in a typical service contract and the related recognition method under ASC 606:

Fee type	Revenue Recognition
Day rate	Revenue is recognized based on the day rates earned as it relates to the level of service provided for each day throughout the contract.
Initial mobilization	Revenue is estimated at contract inception and included in the transaction price to be recognized ratably over contract term.
Demobilization	Unconstrained demobilization revenue is estimated at contract inception, included in the transaction price, and recognized ratably over the contract term.
Reimbursement	Recognized (gross of costs incurred) at the amount billed to the customer.
Disaggregation of Revenue
The Company disaggregated revenue by major service line. The table below is a reconciliation of the disaggregated revenue with the reported results (in thousands of dollars):

	Three months ended June 30,	Six months ended June 30,
	2018	2018

Directional Drilling	$43,605	$81,207
Pressure Pumping	56,702	110,102
Pressure Control	31,965	59,926
Wireline	20,264	42,569
Total	$152,536	$293,804

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 11 – Share-Based Compensation
As of June 30, 2018, the Company had three types of stock-based compensation under the Equity Incentive Plan Award Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual component, one of which was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 7th 2018, there was no expense recognized in periods prior to the IPO.
The following table summarizes stock-based compensation costs for the three months and six months ended June 30, 2018 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock awards	$150	$—	$150	$—
Restricted stock units	2,581	—	12,467	—
Performance stock units	209	—	209	—
Equity-based compensation expense	$2,940	$—	$12,826	$—

i.	Restricted Stock Awards

In March 2018, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. We granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vest on the anniversary date of the Company’s IPO.

For the three and six months ended June 30, 2018, the Company recognized $0.2 million of non-cash stock compensation expense into earnings, respectively, which is presented within selling, general and administration expense in the condensed consolidated statement of operations.

As of June 30, 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.4 million, which the Company expects to recognize over the remaining vesting period of 0.6 years.

ii.Restricted Stock Units

During the three months ended June 30, 2018, executive officers and key employees were granted a total of 484,042 RSUs under the Equity Incentive Award Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date.

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

Total RSU non-cash stock based compensation expense for the three and six months ended June 30, 2018, was $2.6 million and $12.5 million, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations.

As of June 30, 2018 and 2017, total unamortized compensation cost related to unvested restricted stock units were $20.8 million and $27.7 million, respectively.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the status and changes during the six months ended June 30, 2018 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,627	17.73	3.46
Granted	484	8.92	2.62
Forfeited	—	—	—
Vested	(535)	—	—
Outstanding at June 30, 2018	1,576	—	2.64

iii.Performance Stock Units

During the three months ended June 30, 2018, executive officers and senior management were granted a total of 425,083 PSUs under the Equity Incentive Award Plan. The PSUs are subject to both a performance and time vesting requirement. The PSUs require the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that have not been earned at the end of a performance period are forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the Company’s IPO.

The Company recognized these PSUs at the fair value determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized into income on a straight-line basis over the vesting period. For the three and six months ended June 30, 2018, the Company recognized $0.2 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations. PSU's were not granted during the first quarter of 2018.

As of June 30, 2018, total unamortized compensation cost related to unvested PSUs was $2.1 million, which the Company expects to recognize over the remaining weighted-average period of 2.62 years.

A summary of the outstanding PSUs as of June 30, 2018 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	—	—	—
Granted	425	$5.49	2.62
Forfeited	—	—	—
Vested	—	—	—
Outstanding at June 30, 2018	425	$5.49	2.62

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Earnings Per Share
Basic income (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Numerator:
Net income (loss) attributed to common share holders	$2,135	$(12,676)
Denominator:	—
Weighted average common shares outstanding - basic	33,631	33,519
Weighted average common shares outstanding - diluted	35,227	33,519
Net income (loss) per common share:	—
Basic	$0.06	$(0.38)
Diluted	$0.06	$(0.38)
The Company granted 2.1 million potentially dilutive RSAs, RSUs and PSUs as of the six months ended June 30, 2018.
NOTE 13 – Subsequent Events
On August 8, 2018, QES’s Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $6.0 million of the Company’s common stock in open market transactions, subject to market conditions, corporate, regulatory and other considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time in the Company’s discretion.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (this “Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
Overview
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable business segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 116 measurement while-drilling (“MWD”) kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of 267,475 hydraulic horsepower (“HHP”) as of June 30, 2018. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment provide various forms of well control, form completions and workover applications through our 23 coiled tubing units (7 of which are large diameter), 36 rig-assisted snubbing units and ancillary equipment. As of June 30, 2018, our wireline services included 43 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
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
Demand for our services has continued to improve since May 2016 as oil and natural gas prices have increased from previous levels and as the Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has increased from 375 rigs on May 27, 2016 to 1,047 rigs as of June 30, 2018. Although our industry experienced a significant downturn beginning in late 2014 and remained depressed for a prolonged period, which materially adversely affected our results in 2015 and 2016, the rebound in demand and increasing rig count beginning in May 2016 has improved both activity levels and pricing for our services. Our revenue has increased each quarter from the quarter ended June 30, 2016 through the quarter ended June 30, 2018. From the second quarter of 2016 through the second quarter of 2018, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 219.9%, while day rates have improved from the lows we experienced during the second quarter of 2016. We reactivated our second and third pressure pumping hydraulic fracturing fleets in February and October 2017, and placed our fourth hydraulic fracturing fleet into service during June 2018. Utilization of our Pressure Control and Wireline assets has also continued to improve since the second quarter of 2016.
Directional Drilling: Our Directional Drilling business segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under balanced drilling, MWD, rental tools and pipe inspection services. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, mud motors and ancillary downhole tools, as well as third-party electromagnetic navigational systems. We also provide a suite of integrated and related services, including downhole rental tools and third-party inspection services of drill pipe and downhole tools. We generally provide directional drilling services on a day rate or hourly basis. We charge prevailing market prices for the services provided in this business segment, and we may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary by location and depend on the equipment and personnel required for the job and the market conditions in the region in which the services are performed. In addition to fees that are charged during periods of active directional drilling, a stand-by fee is typically agreed upon in advance and charged on an hourly basis during periods when drilling must be temporarily ceased while other on-site activity is conducted at the direction of the operator or another service provider. We will also charge customers for the additional cost of oilfield downhole tools and rental equipment that is involuntarily damaged or lost-in-hole. Proceeds from customers for the cost of oilfield downhole tools and other equipment that is involuntarily damaged or lost-in-hole are reflected as product revenues.
Although we do not typically enter into long-term contracts for our services in this business segment, we have long standing relationships with our customers in this business segment and believe they will continue to utilize our services. As of the quarter ended June 30, 2018, 86.0% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs, through the first half of 2018 we have increased the number of “follow me rigs” from approximately 32 in the first quarter of 2016 to 53 as of the quarter ended June 30, 2018. We intend to continue to re-deploy additional MWD kits over the course of 2018, as market conditions warrant.
Our Directional Drilling business segment accounted for approximately 28.6% and 34.2% of our revenues for the three months ended June 30, 2018 and 2017, respectively.
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
Our Pressure Pumping business segment accounted for approximately 37.2% and 34.7% of our revenues for the three months ended June 30, 2018 and 2017, respectively.
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
Our Pressure Control business segment accounted for approximately 21.0% and 20.6% of our revenues for the three months ended June 30, 2018 and 2017, respectively.
Wireline: Our Wireline business segment principally works in connection with hydraulic fracturing services in the form of pump-down services for setting plugs between hydraulic fracturing stages, as well as with the deployment of perforation equipment in connection with “plug-and-perf” operations. We offer a full range of other pump-down and cased-hole wireline services. We also provide cased-hole production logging services, injection profiling, stimulation performance evaluation and water break-through identification via this segment. In addition, we provide industrial logging services for cavern, storage and injection wells.
We provide our wireline services on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. We typically charge the customer for these services on a per job basis at agreed-upon spot market rates. Our Wireline segment accounted for approximately 13.3% and 10.5% of our revenues for the three months ended June 30, 2018 and 2017, respectively.
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
We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For a definition and description of Adjusted EBITDA and reconciliations of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Adjusted EBITDA” below.
Items Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations
The historical financial results of our Predecessor discussed below may not be comparable to our future financial results for the reasons described below.

•
During the first six months of 2017, we sold select pressure pumping and wireline assets for aggregate sale proceeds of $27.6 million. While we expect continued growth, expansions and strategic divestitures in the future, it is likely such growth, expansions and divestitures will be economically different from the acquisitions and divestitures discussed above, and such differences in economics will impact the comparability of our future results of operations to our historical results.

•
QES is subject to U.S. federal and state income taxes as a corporation. Our Predecessor was treated as a flow-through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its partners. Accordingly, the financial data attributable to our Predecessor contains no expense for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). We estimate we will be subject to U.S. federal, state and local taxes at a blended statutory rate of 22.3% of pre-tax earnings.

•	As of June 30, 2018, we had actual outstanding indebtedness of $31.0 million.

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

•
As we continue to implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative (“G&A”), expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Recent Trends and Outlook
Demand for our services is predominately influenced by the level of drilling and completion activity by E&P companies, which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. Crude oil prices have increased from their lows of $26.21 per barrel (“Bbl”) in early 2016 to $74.13 per Bbl as of June 30, 2018 (based on the West Texas Intermediate Spot Oil Price, or “WTI”), but remain 31% lower than a high of $107.26 per Bbl in June 2014. Natural gas prices have increased from their lows of $1.64 per million British Thermal Units (“MMBtu”) in early 2016 to $2.98 per MMBtu as of June 30, 2018, but remain 173.5% lower than a high of $8.15 per MMBtu in February 2014. Drilling and completion activity in the United States has increased significantly as commodity prices have generally increased, which we believe will correspond with increased demand for our services.
We view the horizontal rig count as a reliable indicator of the overall level of demand for our services. According to Baker Hughes, horizontal rigs accounted for 88.4% of all total active rigs in the United States as of June 30, 2018, as compared to only 29.5% a decade earlier. Horizontal drilling allows E&P companies to drill wells with greater exposure to the economic payzone of a targeted formation, thus improving production. The advantages of horizontal drilling have increasingly led to greater demand for high-specification rigs that are more efficient in drilling shale oil and natural gas wells than older drilling rigs. Additionally, high-specification rigs which are capable of pad drilling operations have become more prevalent in North America and enable the operator to drill more wells per rig per year than older rigs. We believe that the increase in horizontal rigs and increased demand for high-specification rigs will drive demand for our experienced directional drilling personnel and modern equipment.
Completion of horizontal wells has evolved to require increasingly longer laterals and more hydraulic fracturing stages per horizontal well, which increase the exposure of the wellbore to the reservoir and improve production of the well. Hydraulic fracturing operations are conducted via a number of discrete stages along the lateral section of the wellbore. As wellbore lengths have increased, the number of hydraulic fracturing stages has continued to rise. According to Spears & Associates, from 2014 to 2016 the average number of stages per horizontal well increased from 23 stages per well to 34 stages per well, and is expected to further increase to an average of 48 stages per horizontal well in 2018. The market has also trended toward larger scale hydraulic fracturing operations, characterized by more hydraulic horsepower (“HHP”) per well. This requires a greater number of hydraulic fracturing units per fleet to execute a completion job. These trends, along with the overall expected recovery of U.S. drilling and completion activity, favor continued growth of the hydraulic fracturing sector. Spears & Associates forecasts that U.S. demand for HHP is expected to increase more than 112% from the fourth quarter of 2016 to the fourth quarter of 2018. As a result, we expect demand for our pressure pumping and wireline services to expand, including needs for our hydraulic fracturing and acidizing services, however recently we have begun to experience pricing pressure resulting from increased competitive dynamics as new equipment enters the market.
Demand for our pressure control services and wireline services are expected to grow along with increases in drilling and completion activity and benefit from the increasing average age of producing oil and natural gas wells. We believe that maintenance of unconventional wells will drive incremental demand for our coiled tubing, rig-assisted snubbing, nitrogen and fluid pumping services.
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
While we believe these trends will benefit us, our markets may be adversely affected by industry conditions that are beyond our control. For example, the overall decline in oil prices from their high levels in 2014 to their low levels in 2016 and the uncertainty regarding the sustainability of current oil prices has materially affected and may continue to materially affect the demand for our services and the rates that we are able to charge. Additionally, adverse weather conditions can affect the drilling and completion activities of our customers. During periods of heavy snow, high winds, ice or rain, the logistical capabilities of our suppliers may be delayed or we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. For example, inclement weather including freezing temperatures and high winds affected our available revenue generating hours during the first half of 2018.
The industry continues to encounter difficulties with logistics, vendor service quality and delivery times across various aspects of the third party supply chain, driven by continued growth in demand. We are proactively managing these transitory issues facing the entire industry to limit the impact to our customers and business. In addition, continued tightening of the labor market could result in higher wage rates, as well as increased recruiting, hiring, onboarding and training costs.
Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)
Revenues:	$152,536	$108,457
Costs and expenses:
Direct operating costs	116,581	81,667
General and administrative	22,500	16,024
Depreciation and amortization	11,155	11,432
Gain on disposition of assets	(594)	(332)
Operating Income (loss)	2,894	(334)
Non-operating expense:
Interest expense	(433)	(2,788)
Income (loss) before income tax	2,461	(3,122)
Income tax (expense) benefit	(326)	9
Net income (loss)	$2,135	$(3,113)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$5,242	$4,808
Pressure Pumping	8,884	7,799
Pressure Control	5,602	1,860
Wireline	788	(743)
Adjusted EBITDA (1)	$17,918	$11,700
Other Operational Data:
Directional Drilling rig days (2)	4,108	3,667
Average monthly Directional Drilling rigs on revenue (3)	61	57
Total hydraulic fracturing stages	945	715
Average hydraulic fracturing revenue per stage	$56,000	$48,173

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	June 30, 2018	June 30, 2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net Income (loss)	$2,135	$(3,113)
Income tax expense (benefit)	326	(9)
Interest expense	433	2,788
Depreciation and amortization expense	11,155	11,432
Gain on disposition of assets, net	(594)	(332)
Non-cash stock based compensation	2,940	—
Rebranding expense (1)	53	—
Settlement expense (2)	166	913
Severance expense (3)	53	20
Equipment and standup expense (4)	1,251	1
Adjusted EBITDA	$17,918	$11,700

(1)	Relates to expenses incurred in connection with rebranding our business segments.

(2)
For 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan that were recorded in general and administrative expenses. For 2018, represents lease buyouts, legal fees and settlement costs for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses in 2017 incurred in connection with a program implemented to reduce headcount in connection with the industry downturn. In our performance for the three months ended June 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment standup costs incurred in connection with the mobilization and redeployment of assets. In our performance for the three months ended June 30, 2018, approximately $1.2 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administration expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	June 30, 2018	June 30, 2017
Revenue:
Directional Drilling	$43,605	$37,099
Pressure Pumping	56,702	37,687
Pressure Control	31,965	22,335
Wireline	20,264	11,336
Total revenue	$152,536	$108,457
Revenue for the three months ended June 30, 2018 increased by $44.0 million, or 40.6%, to $152.5 million from $108.5 million for the three months ended June 30, 2017. The increase in revenue by business segment was as follows:
Directional Drilling revenue increased by $6.5 million, or 17.5%, to $43.6 million for the three months ended June 30, 2018, from $37.1 million for the three months ended June 30, 2017. This increase was primarily attributable to a 13.0% increase in utilization and a 7.2% increase in our day rate to $10,094. Approximately 95.0% of our Directional Drilling business segment revenue was derived from directional drilling and MWD activities for the three months ended June 30, 2018 compared to 93.0% for the three months ended June 30, 2017. The change in utilization and pricing accounted for 60.0% and 40.0% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue increased by $19.0 million, or 50.4%, to $56.7 million for the three months ended June 30, 2018, from $37.7 million for three months ended June 30, 2017. This increase was primarily attributable to the mobilization of additional hydraulic fracturing spreads in February 2017, October 2017 and June 2018, which drove a 32.2% increase in stages to 945 for the three months ended June 30, 2018. Additionally, we experienced a 16.2% increase in average revenue per stage to $56,000 for the three months ended June 30, 2018, from $48,173 for the three months ended June 30, 2017, due to improving market conditions and a shift in the job types completed. Approximately 93.7% of our Pressure Pumping business segment revenue was derived from hydraulic fracturing services for the three months ended June 30, 2018, compared to 91.5% for the three months ended June 30, 2017.
Pressure Control revenue increased by $9.7 million, or 43.5%, to $32.0 million for the three months ended June 30, 2018, from $22.3 million for the three months ended June 30, 2017. This increase was primarily attributable to a 2.9% increase in weighted average utilization to 31.4% and a 59.3% increase in weighted average revenue per day to $22,923 for the three months ended June 30, 2018. The change in utilization and pricing accounted for 0.1% and 99.9% of the Pressure Control revenue change, respectively. In addition, higher well control activities and the coiled tubing unit converted in the first quarter of 2018 made meaningful impacts to Pressure Control revenue during the three months ended June 30, 2018.
Wireline revenue increased by $8.8 million, or 77.2%, to $20.2 million for the three months ended June 30, 2018, from $11.4 million for the three months ended June 30, 2017. The increase was primarily attributable to an 11.1% increase in utilization to 39.4% and a 47.5% increase in revenue per day to $12,737 for the three months ended June 30, 2018. Approximately 80.2% of our Wireline business segment revenue was derived from unconventional services for the three months ended June 30, 2018, compared to 67.6% for the three months ended June 30, 2017. The change in utilization and pricing accounted for 26.9% and 73.1% of the Wireline revenue change, respectively.
Direct operating expenses. The following table provides our direct operating expenses by business segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	June 30, 2018	June 30, 2017
Direct operating expenses:
Directional Drilling	$33,221	$28,757
Pressure Pumping	45,188	26,722
Pressure Control	22,122	17,122
Wireline	16,050	9,066
Total direct operating expenses	$116,581	$81,667

Direct operating expenses for the three months ended June 30, 2018 increased by $34.9 million, or 42.7%, to $116.6 million, from $81.7 million for the three months ended June 30, 2017. The increase in direct operating expense was attributable to our business segments as follows:
Directional Drilling direct operating expenses increased by $4.4 million, or 15.3%, to $33.2 million for the three months ended June 30, 2018, from $28.8 million for the three months ended June 30, 2017. This increase was primarily attributable to a 12.0% increase in rig days to 4,108 over the same period, which in turn resulted in increased revenue days driving higher operating expenses associated with both personnel and equipment.
Pressure Pumping direct operating expenses increased by $18.5 million, or 69.3%, to $45.2 million for the three months ended June 30, 2018, from $26.7 million for the three months ended June 30, 2017. This increase was primarily attributable to increased activity driven by a 42.7% increase in hydraulic fracturing stages completed, which resulted in an increase in materials, equipment and personnel costs. Operating costs increased as we mobilized additional hydraulic fracturing spreads, including our fourth hydraulic fracturing fleet placed in service during the second quarter of 2018 driving operating cost higher.
Pressure Control direct operating expenses increased by $5.0 million or 29.2%, to $22.1 million for the three months ended June 30, 2018, from $17.1 million for the three months ended June 30, 2017. This increase was primarily attributable to increased market activity, including a 2.9% increase in weighted average utilization, and increasing wages for the three months ended June 30, 2018.
Wireline direct operating expenses increased by $7.0 million, or 76.9%, to $16.1 million for the three months ended June 30, 2018, from $9.1 million for the three months ended June 30, 2017. This increase was primarily attributable to increased market activity, including a 39.4% increase in utilization and a 38.0% increase in headcount, which resulted in increased costs associated with personnel, equipment and consumables.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $6.5 million, or 40.6%, to $22.5 million for the three months ended June 30, 2018, from $16.0 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily driven by stock based compensation expense of $2.9 million, increased headcount, additional administrative expenses related to being a publicly traded company and outsourced services for internal controls and tax consultancy compliance.
Depreciation and amortization. Depreciation and amortization decreased by $0.2 million, or (1.8)%, to $11.2 million for the three months ended June 30, 2018, from $11.4 million for the three months ended June 30, 2017. Depreciation and amortization is consistent with prior year and primarily attributable to equipment currently in service.
Gain on disposition of assets, net. Net gain on disposition of assets for three months ended June 30, 2018 was $0.6 million, primarily attributable to Directional Drilling and Wireline’s gain on obsolete equipment disposals, offset by losses in other segments, compared to a $0.3 million gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the three months ended June 30, 2017.
Interest expense. Interest expense decreased by $2.4 million, or approximately 85.7%, to $0.4 million for the three months ended June 30, 2018, compared to $2.8 million for the three months ended June 30, 2017. The decrease in interest expense was primarily due to higher debt levels, which exceeded $110.0 million in the prior period, compared to the current debt outstanding of $31.0 million as of June 30, 2018.
Adjusted EBITDA. Adjusted EBITDA for three months ended June 30, 2018 increased by $6.2 million, or 53.0% to $17.9 million from $11.7 million for the three months ended June 30, 2017. The change in Adjusted EBITDA by business segment was as follows:
Directional Drilling Adjusted EBITDA increased by $0.4 million, or 8.3%, to $5.2 million in the three months ended June 30, 2018, compared to $4.8 million in the three months ended June 30, 2017. The increase was primarily attributable to a 17.5% increase in revenue driven by increase market activity, partially offset by a 15.3% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA increased by $1.1 million, or 14.1% to $8.9 million in the three months ended June 30, 2018, compared to $7.8 million in the three months ended June 30, 2017. The increase was primarily attributable to a 50.4% increase in revenue driven by increased hydraulic fracturing activity associated with the additional spreads added in October 2017 and June 2018, which was partially offset by a 69.3% increase in direct operating expenses and a 32.2% increase in G&A expenses incurred as the business deployed additional equipment.
Pressure Control Adjusted EBITDA increased by $3.7 million, or 194.7% to $5.6 million in the three months ended June 30, 2018, compared to $1.9 million in the three months ended June 30, 2017. The increase was primarily attributable to a 43.5% increase in revenue driven by increased completions and well control activity, which was offset by a 29.2% increase in direct operating expenses and a 15.2% increase in G&A expense driven by increased personnel and materials.

Wireline Adjusted EBITDA increased by $1.5 million, or 214.3% to $0.8 million in the three months ended June 30, 2018, compared to $(0.7) million in the three months ended June 30, 2017. The increase was primarily attributable to a 77.2% increase in revenue driven by increased pricing and utilization, partially offset by a 76.9% increase in direct operating expenses and a 17.4% decrease in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)
Revenues:	$293,804	$193,896
Costs and expenses:
Direct operating costs	223,073	149,097
General and administrative	52,418	33,174
Depreciation and amortization	22,233	23,026
Gain on disposition of assets	(700)	(1,989)
Operating loss	(3,220)	(9,412)
Non-operating expense:
Interest expense	(10,625)	(5,389)
Loss before income tax	(13,845)	(14,801)
Income tax (expense) benefit	(377)	15
Net loss	$(14,222)	$(14,786)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$7,822	$8,542
Pressure Pumping	18,774	11,493
Pressure Control	9,252	1,600
Wireline	3,351	(2,164)
Adjusted EBITDA (1)	$33,400	$15,672
Other Operational Data:
Directional Drilling rig days (2)	7,814	6,898
Average monthly Directional Drilling rigs on revenue (3)	59	57
Total hydraulic fracturing stages	1,908	1,301
Average hydraulic fracturing revenue per stage	$54,281	$45,454

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

Adjusted EBITDA
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Six Months Ended
	June 30, 2018	June 30, 2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(14,222)	$(14,786)
Income tax (benefit) expense	377	15
Interest expense	10,625	(5,389)
Depreciation and amortization expense	22,233	23,026
Gain on disposition of assets, net	(700)	(1,989)
Non-cash stock based compensation	12,826	—
Rebranding expense (1)	53	1
Settlement expense (2)	389	2,352
Severance expense (3)	53	202
Equipment and standup expense(4)	1,766	1,492
Adjusted EBITDA	$33,400	$15,672

(1)	Relates to expenses incurred in connection with rebranding our business segments.

(2)
For 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan that were recorded in general and administrative expenses. For 2018, represents lease buyouts, legal FLSA and settlement costs, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses in 2017 incurred in connection with a program implemented to reduce headcount in connection with the industry downturn. In our performance for the six months ended June 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment standup costs incurred in connection with the mobilization and redeployment of assets. In our performance for the six months ended June 30, 2018, approximately $1.6 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administration expenses. In our performance for the six months ended June 30, 2017, approximately $1.4 million was recorded in direct operating expenses and $0.1 million was recorded in general and administration expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue:
Directional Drilling	$81,207	$68,248
Pressure Pumping	110,102	64,190
Pressure Control	59,926	40,859
Wireline	42,569	20,599
Total revenue	$293,804	$193,896
Revenue for the six months ended June 30, 2018 increased by $99.9 million, or 51.5%, to $293.8 million from $193.9 million for the six months ended June 30, 2017. The increase in revenue by business segment was as follows:
Directional Drilling revenue increased by $13.0 million, or 19.1%, to $81.2 million for the six months ended June 30, 2018, from $68.2 million for the six months ended June 30, 2017. This increase was primarily attributable to a 14.3% increase in utilization and a 5.6% increase in our day rate to $9,781. Approximately 95.0% of our Directional Drilling business segment revenue was derived from directional drilling and MWD activities for the six months ended June 30, 2018 compared to 93.0% for the six months ended June 30, 2017. The change in utilization and pricing accounted for 67.5% and 32.5% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue increased by $45.9 million, or 71.5%, to $110.1 million for the six months ended June 30, 2018, from $64.2 million for six months ended June 30, 2017. This increase was primarily attributable to the mobilization of additional hydraulic fracturing spreads in February 2017, October 2017 and June 2018, which drove a 46.7% increase in stages to 1,908 for the six months ended June 30, 2018. Additionally, we experienced a 19.4% increase in average revenue per stage to $54,281 for the six months ended June 30, 2018, from $45,454 for the six months ended June 30, 2017, due to improving market conditions and shift in the job types completed. Approximately 94.2% of our Pressure Pumping business segment revenue was derived from hydraulic fracturing services for the six months ended June 30, 2018, compared to 92.2% for the six months ended June 30, 2017.
Pressure Control revenue increased by $19.0 million, or 46.5%, to $59.9 million for the six months ended June 30, 2018, from $40.9 million for the six months ended June 30, 2017. This increase was primarily attributable to a 12.6% increase in weighted average utilization to 31.4% and a 56.2% increase in weighted average revenue per day to $21,500 for the six months ended June 30, 2018. The change in utilization and pricing accounted for 6.9% and 93.1% of the Pressure Control revenue change, respectively. In addition, higher well control activities and the coiled tubing unit converted in the first quarter of 2018 made meaningful impacts to Pressure Control revenue during the six months ended June 30, 2018.
Wireline revenue increased by $22.0 million, or 106.8%, to $42.6 million for the six months ended June 30, 2018, from $20.6 million for the six months ended June 30, 2017. The increase was primarily attributable to a 45.7% increase in utilization to 39.3% and a 61.2% increase in revenue per day to $12,927 for the six months ended June 30, 2018. Approximately 81.6% of our Wireline business segment revenue was derived from unconventional services for the six months ended June 30, 2018, compared to 68.0% for the six months ended June 30, 2017. The change in utilization and pricing accounted for 26.2% and 73.8% of the Wireline revenue change, respectively.
Direct operating expenses. The following table provides our direct operating expenses by business segment for the periods indicated (in thousands of dollars):

	Six Months Ended
	June 30, 2018	June 30, 2017
Direct operating expenses:
Directional Drilling	$64,070	$52,341
Pressure Pumping	85,203	47,884
Pressure Control	42,712	32,473
Wireline	31,088	16,399
Total direct operating expenses	$223,073	$149,097
Direct operating expenses for the six months ended June 30, 2018 increased by $74.0 million, or 49.6%, to $223.1 million, from $149.1 million for the six months ended June 30, 2017. The increase in direct operating expense was attributable to our business segments as follows:
Directional Drilling direct operating expenses increased by $11.8 million, or 22.6%, to $64.1 million for the six months ended June 30, 2018, from $52.3 million for the six months ended June 30, 2017. This increase was primarily attributable to a 13.3% increase in rig days to 7,814 over the same period, which in turn resulted in increased revenue days driving higher operating expenses associated with both personnel and equipment.
Pressure Pumping direct operating expenses increased by $37.3 million, or 77.9%, to $85.2 million for the six months ended June 30, 2018, from $47.9 million for the six months ended June 30, 2017. This increase was primarily attributable to increased activity driven by a 46.7% increase in hydraulic fracturing stages completed, which resulted in an increase in materials, equipment and personnel costs. Additionally, Pressure Pumping placed incremental hydraulic fracturing fleets in service in October 2017 and June 2018 driving operating expenses higher.
Pressure Control direct operating expenses increased by $10.2 million, or 31.4%, to $42.7 million for the six months ended June 30, 2018, from $32.5 million for the six months ended June 30, 2017. This increase was primarily attributable to increased market activity, including a 12.6% increase in weighted average utilization and a 4.4% increase in revenue days, which resulted in increased costs associated with personnel, equipment and materials.
Wireline direct operating expenses increased by $14.7 million, or 89.6%, to $31.1 million for the six months ended June 30, 2018, from $16.4 million for the six months ended June 30, 2017. This increase was primarily attributable to increased market activity, including a 45.7% increase in utilization and a 38.2% increase in headcount, which resulted in increased costs associated with personnel, equipment and consumables.
General and administrative expenses. G&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $19.2 million, or 57.8%, to $52.4 million for the six months ended June 30, 2018, from $33.2 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily driven by stock based compensation expense of $12.8 million which was recognized as a result our IPO. The increase in G&A was also driven by additional administrative expenses related to being a publicly traded company and outsourced services for internal controls and tax consultancy compliance. Increases in headcount also contributed to the increase in G&A expenses during in first six months of 2018.
In addition, audit fees relating to 2017 and outsourced services including internal controls and tax consultancy and compliance also contributed to the increase in the first quarter of 2018. Increases in headcount also contributed to the increase in G&A expenses during the six months ended June 30, 2018.
Depreciation and amortization. Depreciation and amortization decreased by $0.8 million, or 3.5%, to $22.2 million for the six months ended June 30, 2018, from $23.0 million for the six months ended June 30, 2017. The decrease in depreciation and amortization is primarily attributed to the fully amortized trademarks and fully depreciated tools that are still in use.
Gain on disposition of assets, net. Net gain on disposition of assets for six months ended June 30, 2018 was $0.7 million, primarily attributable to Directional Drilling and Wireline’s gain on idle equipment disposals, offset by losses in other segments, compared to a $2.0 million gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the six months ended June 30, 2017.
Interest expense. Interest expense increased by $5.2 million, or approximately 96.3%, to $10.6 million for the six months ended June 30, 2018, compared to $5.4 million for the six months ended June 30, 2017. The increase in interest expense was primarily due to debt extinguishment which resulted in the write-off of additional deferred financing costs of $1.9 million, discounts on the term loan of $5.3 million and a repayment premium of $1.3 million. The increase is partially offset by lower borrowings on the credit facility in the current period due to the significantly lower debt levels during the six months ended June 30, 2018.
Adjusted EBITDA. Adjusted EBITDA for six months ended June 30, 2018 increased by $17.7 million, or 112.7% to $33.4 million from $15.7 million for the six months ended June 30, 2017. The change in Adjusted EBITDA by business segment was as follows:
Directional Drilling Adjusted EBITDA decreased by $0.7 million, or 8.2%, to $7.8 million in the six months ended June 30, 2018, compared to $8.5 million in the six months ended June 30, 2017. The decrease was primarily attributable to a 22.6% increase in direct operating costs and a 33.2% increase in G&A expenses due to increased activity levels and elevated motor rental expense primarily due to third-party maintenance turnaround time.
Pressure Pumping Adjusted EBITDA increased by $7.3 million, or 63.5% to $18.8 million in the six months ended June 30, 2018, compared to $11.5 million in the six months ended June 30, 2017. The increase was primarily attributable to a 71.5% increase in revenue driven by increased hydraulic fracturing activity, which was partially offset by a 77.9% increase in direct operating expenses and a 42.5% increase in G&A expenses incurred as the business deployed additional equipment, including the fourth hydraulic fracturing fleet, and increased activity levels.
Pressure Control Adjusted EBITDA increased by $7.7 million, or 481.3% to $9.3 million in the six months ended June 30, 2018, compared to $1.6 million in the six months ended June 30, 2017. The increase was primarily attributable to a 46.5% increase in revenue driven by increased completions and workover activity, which was offset by a 31.4% increase in direct operating expenses and a 23.0% increase in G&A expense driven by increased personnel, materials and overhead costs.
Wireline Adjusted EBITDA increased by $5.6 million, or 254.5% to $3.4 million in the six months ended June 30, 2018, compared to $(2.2) million in the six months ended June 30, 2017. The increase was primarily attributable to a 106.8% increase in revenue driven by increased pricing and utilization, partially offset by an 89.6% increase in direct operating expenses and a 27.7% increase in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under our former revolving credit facility (the “Former Revolving Credit Facility”), our former $40.0 million term loan (the “Former Term Loan”), the New ABL Facility (as defined below) and cash flows from operations. At June 30, 2018, we had $8.2 million of cash and equivalents and $59.1 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $67.3 million.
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
The following table sets forth our cash flows for the periods indicated (in thousands of dollars) presented below:

	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by (used in) operating activities	$12,418	$(16,812)
Net cash provided by (used in) investing activities	(37,283)	22,442
Net cash provided by (used in) financing activities	24,358	(6,071)
Net change in cash	(507)	(441)
Cash balance end of period	$8,244	$11,778
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $12.4 million for the six months ended June 30, 2018, compared to net cash used in operations of $16.8 million for six months ended June 30, 2017. The 2018 increase in operating cash flows was primarily attributable to faster collection of trade receivables and improved performance compared to lower utilization and pricing as a result of prevailing market conditions in 2017.
Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $37.3 million for six months ended June 30, 2018, compared to net cash provided by investing activities of $22.4 million for the six months ended June 30, 2017. The cash flow used in investing activities for the six months ended June 30, 2018 was primarily used on our existing fleet capital spending and to activate our fourth hydraulic fracturing spread compared to the cash provided by acquisition activities in 2017.

We used $41.2 million to purchase equipment and we received $3.9 million in exchange for selling assets for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, when we used $8.7 million of cash to purchase equipment and received $31.1 million in exchange for selling assets.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $24.4 million for six months ended June 30, 2018, compared to net cash used in financing activities of $6.1 million for the six months ended June 30, 2017. Net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO totaling $90.5 million, which was offset by the repayments under our Former Revolving Credit Facility and Former Term Loan, which totaled $92.3 million. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. Additionally, $1.3 million was paid for treasury shares in connection with the settlement of equity based compensation, net of taxes, which vested during the six months ended June 30, 2018.
Our Credit Facility
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
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at June 30, 2018, was 4.9%% and $31.0 million was outstanding under the New ABL Facility as of June 30, 2018.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of June 30, 2018, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the six months ended June 30, 2018, our capital expenditures, excluding acquisitions, were approximately $7.4 million, $23.8 million and $9.6 million and $0.4 million in Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments, respectively, for aggregate net capital expenditures of approximately $41.2 million, primarily for the activation of our fourth hydraulic fracturing spreads, conversion of two coiled tubing units during the second quarter and capital expenditures on existing equipment.

For the six months ended June 30, 2017, our capital expenditures, excluding acquisitions, were approximately $4.1 million, $1.6 million, $2.9 million and $0.1 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments for aggregate net capital expenditures of approximately $8.7 million, primarily for purchase of new drilling motors, replacement of MWD kits and maintenance capital expenditures.
As previously disclosed in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we currently estimate that our capital expenditures for our existing fleets and approved capacity additions during the remainder of 2018 will range from $37.0 million to $42.0 million, approximately $9.0 million to $11.0 million to invest in large diameter coiled tubing units and the remainder for maintenance and other growth capital expenditures. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2018.
Critical Accounting Policies
Other than the accounting impacts resulting from our adoption of ASC 606, which are discussed in Notes 2 and 14 to our condensed consolidated financial statements herein, as of June 30, 2018, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended June 30, 2018 and 2017, respectively. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations and the rest of equipment, materials and supplies required for our services increase.

Interest Rate Risk
We had a cash and cash equivalents balance of $8.2 million at June 30, 2018. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income from cash equivalent investments.
We had $13.0 million outstanding under our New ABL Facility at June 30, 2018, which weighted average interest rate on amounts borrowed under the New ABL Facility was approximately 4.9%. Based on the Company’s debt structure as of June 30, 2018, a 1% increase or decrease in the interest rates would increase or decrease interest expense by approximately $0.3 million per year. We do not currently hedge our interest rate exposure.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of June 30, 2018, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses in internal control over financial reporting as described below.
Notwithstanding the existence of the material weakness, and based on a number of factors including our efforts to remediate the material weakness in internal control over financial reporting discussed below, we believe that the Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.
Material Weaknesses in Internal Control Over Financial Reporting
Internal Control over Creating and Posting Manual Journal Entries in the Accounting System.
As reported in our Annual Report on Form 10-K for the year ended December 31, 2017, we did not maintain effective controls over creating and posting manual journal entries in our accounting system at two of our QES segments (Pressure Pumping and Wireline) as certain individuals were not prevented from both initiating and recording (“creating and posting”) journal entries into the general ledger without proper monitoring or approval of the journal entries. Therefore, individuals had the ability to record and/or alter entries within the Company’s general ledger without appropriate review, leading to a reasonable possibility of a material misstatement of the financial statements. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Internal Control over Access and Administrator rights “Super-User” in the Accounting System

As reported in our Annual Report on Form 10-K for the year ended December 31, 2017, we did not maintain effective internal controls over Access and Administrator rights “Super-User” in the Accounting System at two of our QES segments (Pressure Pumping and Wireline) as members of management had access to and use a ‘super user’ account without monitoring, which grants users significant conflicting capabilities and does not allow for tracking of the user’s activities. Therefore, individuals had the ability to record and/or alter entries within the Company’s general ledger without appropriate review, leading to a reasonable possibility of a material misstatement of the financial statements. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Plans for Material Weaknesses in Internal Control Over Financial Reporting
During the quarterly period ended June 30, 2018, we enhanced our internal controls over financial reporting and initiated a plan to address the material weaknesses as follows:
Internal Control over Creating and Posting Manual Journal Entries in the Accounting System.

•
Designed, developed, and initiated testing and implementation of a computerized procedure that eliminated the “create and post” process by one individual and replaced it with the process whereby one individual posts and another appropriate individual approves, thus resulting in the proper segregation of duties. Policy training regarding this process was held for all respective Information Technology and Accounting personnel.

Internal Control over Access and Administrator rights “Super-User” in the Accounting System

•
Developed and issued a Company-wide Accounting Policy and Procedure on Information Technology System Access, Users, and Users Change Management, “Super-User policy”. Policy training was held for respective segment and corporate Information Technology and Accounting personnel.

•
All Super-User and Accounting System access users were reviewed in detail for all segments by Corporate Information Technology, Corporate Accounting, and respective segment management personnel for propriety and changed as deemed necessary.

Until the remediation steps set forth above are fully implemented and operating for a sufficient amount of time to validate remediation, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except for the material weaknesses remediation efforts identified above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable

Item 6.	Exhibits.

Exhibit number	Description

3.1
Amended and Restated Certificate of Incorporation of Quintana Energy Services Inc. (Incorporated by reference to Exhibit 3.1 of Quintana Energy Services Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).

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

QUINTANA ENERGY SERVICES INC.

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 9, 2018

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: August 9, 2018