Form 10-Q
period 2018-09-30
Quintana Energy Services Inc.
filed 2018-11-07
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 1, 2018, was 33,630,934.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$22,070	$8,751
Accounts receivable, net of allowance of $1,214 and $776	86,738	83,325
Unbilled receivables	9,480	9,645
Inventories (Note 3)	26,502	22,693
Prepaid expenses and other current assets	3,991	9,520
Total current assets	148,781	133,934
Property, plant and equipment, net	151,864	128,518
Intangible assets, net	9,472	10,832
Other assets	1,612	2,375
Total assets	$311,729	$275,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,162	$36,027
Accrued liabilities (Note 4)	33,724	33,825
Current portion of debt and capital lease obligations (Note 5)	413	79,443
Total current liabilities	76,299	149,295
Deferred income taxes	134	185
Long-term debt, net of deferred financing costs of $0 and $1,709 (Note 5)	30,000	37,199
Long-term capital lease obligations (Note 5)	3,560	3,829
Other long-term liabilities	136	183
Total liabilities	110,129	190,691
Commitments and contingencies
Shareholders’ and members’ equity
Members’ equity	—	212,630
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 33,765,486 issued; 33,630,934 outstanding	342	—
Additional paid-in-capital	346,580	—
Treasury stock, at cost, 134,552 common shares	(1,271)	—
Accumulated deficit	(144,051)	(127,662)
Total shareholders’ and members’ equity	201,600	84,968
Total liabilities, shareholders’ and members’ equity	$311,729	$275,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:	$150,897	$113,274	$444,701	$307,170
Costs and expenses:
Direct operating costs	118,525	89,910	341,598	239,007
General and administrative	22,540	18,613	74,958	51,788
Depreciation and amortization	12,033	11,238	34,265	34,264
Gain on disposition of assets	(629)	(310)	(1,329)	(2,300)
Operating loss	(1,572)	(6,177)	(4,791)	(15,589)
Non-operating income (expense):
Interest expense	(574)	(2,901)	(11,199)	(8,290)
Other income	—	724	—	724
Loss before income tax	(2,146)	(8,354)	(15,990)	(23,155)
Income tax expense	(207)	(84)	(584)	(69)
Net loss	(2,353)	(8,438)	(16,574)	(23,224)
Net loss attributable to predecessor	—	(8,438)	(1,546)	(23,224)
Net loss attributable to Quintana Energy Services Inc.	$(2,353)	$—	$(15,028)	$—
Net loss per common share:
Basic	$(0.07)	$—	$(0.45)	$—
Diluted	$(0.07)	$—	$(0.45)	$—
Weighted average common shares outstanding:
Basic	33,631	—	33,563	—
Diluted	33,631	—	33,563	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of dollars, units and shares)
(Unaudited)

	Common Unitholders Number of Units	Members’ Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of reorganization transactions	(417,441)	(212,630)	23,598	238	246,023	—	—	33,631
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,446	—	—	90,542
Net loss prior to reorganization transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(5,276)	—	—	(5,276)
Equity-based compensation	—	—	401	8	15,387	—	—	15,395
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	(15,028)	(15,028)
Balance at September 30, 2018	—	$—	33,631	$342	$346,580	$(1,271)	$(144,051)	$201,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(16,574)	$(23,224)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	34,265	34,264
Gain on disposition of assets	(5,256)	(8,812)
Non-cash interest expense	944	4,522
Loss on debt extinguishment	8,594	—
Provision for doubtful accounts	573	(48)
Deferred income tax expense	134	59
Stock-based compensation	15,395	—
Changes in operating assets and liabilities:
Accounts receivable	(3,986)	(43,889)
Unbilled receivables	164	818
Inventories	(3,809)	(2,747)
Prepaid expenses and other current assets	2,538	1,772
Other noncurrent assets	(9)	(1,675)
Accounts payable	4,158	4,549
Accrued liabilities	(101)	16,013
Other long-term liabilities	(46)	(44)
Net cash provided by (used in) operating activities	36,984	(18,442)
Cash flows from investing activities:
Purchases of property, plant and equipment	(53,112)	(13,519)
Proceeds from sale of property, plant and equipment	6,836	33,679
Net cash (used in) provided by investing activities	(46,276)	20,160
Cash flows from financing activities:
Proceeds from revolving debt	37,000	6,485
Payments on revolving debt	(86,071)	(17,414)
Proceeds from term loans	—	5,000
Payments on term loans	(11,225)	—
Payments on capital lease obligations	(280)	(219)
Payment of deferred financing costs	(1,564)	—
Prepayment premiums on early debt extinguishment	(1,346)	—
Payments for treasury shares	(1,271)	—
Proceeds from new shares issuance, net of underwriting commission costs	90,542	—
Costs incurred for stock issuance	(3,174)	—
Net cash provided by (used in) financing activities	22,611	(6,148)
Net increase (decrease) in cash and cash equivalents	13,319	(4,430)
Cash and cash equivalents beginning of period	8,751	12,219
Cash and cash equivalents end of period	$22,070	$7,789

Supplemental cash flow information
Cash paid for interest	1,608	3,502
Income taxes paid, net of refund	90	9
Supplemental non-cash investing and financing activities
Non-cash proceeds from sale of assets held for sale	—	3,990
Fixed asset purchases in accounts payable and accrued liabilities	1,989	—
Non-cash capital lease additions	53	70
Non-cash payment for property, plant and equipment	3,279	—
Debt conversion of term loan to equity	33,631	—
Issuance of common shares for members’ equity	212,630	—
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
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company operates through four reporting business segments which are Directional Drilling, Pressure Pumping, Pressure Control and Wireline.
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
The gross proceeds of the IPO to the Company, at the public offering price of $10.00 per share, were $92.6 million, which resulted in net proceeds to the Company of approximately $87.0 million, after deducting $5.6 million of underwriting discounts and commissions associated with the shares sold by the Company, excluding approximately $5.3 million in offering expenses payable by the Company. Taking together the Reorganization Transactions and the issuance of 9,259,259 shares of our common stock to the public in our IPO, as of February 13, 2018, we had 32,857,660 shares outstanding immediately following our IPO. Subsequent to our IPO, we issued 139,921 shares in connection with the vesting of awards under our Predecessor’s 2015 LTIP Plan on February 22, 2018, and 260,529 shares of our common stock were issued on March 8, 2018 in consideration of vesting of awards under our Predecessor’s 2017 LTIP which we assumed. In connection with both awards, certain shares were withheld to satisfy tax obligations of the holder of the award, which shares are currently treasury shares totaling 134,552 shares of common stock. Also in connection with the consummation of the IPO, on March 9, 2018, the underwriters exercised their overallotment option to purchase an additional 372,824 shares of common stock of QES, which resulted in additional net proceeds of approximately $3.5 million (the “Option Exercise”), net of underwriter’s discounts and commission of $0.1 million. Upon the completion of the Reorganization Transactions, the IPO and the Option Exercise, QES had 33,630,934 shares of common stock outstanding.
The net proceeds received from the IPO and a $13.0 million drawdown on the New ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% term loan due 2020 (the “Former Term Loan”), as described in “Note 5 Long-Term Debt and Capital Lease Obligations.” The remaining proceeds from the IPO were used for general corporate purposes.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reported under financing activities relating to the debt extinguishment of the Company’s $40.0 million term loan at the closing of the IPO.
Accounting Standards not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of September 30, 2018.
In February 2016, the FASB issued ASU No. 2016-2, Leases. The new standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases. The guidance is effective for the Company for the fiscal year beginning January 1, 2019. The Company's lease adoption committee is performing a detailed review of its lease portfolio by evaluating its population of leased assets and designing and implementing new processes and controls. While the exact impact of this standard remains unknown, the guidance is expected to have a material impact on the Company’s consolidated financial statements, due to the leased assets and corresponding lease liability that will be recognized, as the Company has material operating and real property lease arrangements for which it is the lessee.
NOTE 3 – Inventories
Inventories consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017
Consumables and materials	$8,343	$7,085
Spare parts	18,159	15,608
Inventories	$26,502	$22,693
NOTE 4 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017
Current accrued liabilities
Accrued payables	$13,420	$11,905
Payroll and payroll taxes	4,693	6,089
Bonus	5,540	6,019
Workers compensation insurance premiums	1,594	1,760
Sales tax	2,387	2,923
Ad valorem tax	1,795	728
Health insurance claims	1,056	913
Other accrued liabilities	3,239	3,488
Total accrued liabilities	$33,724	$33,825

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Long-Term Debt and Capital Lease Obligations
Long-term debt consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017
New ABL revolving credit facility due February 2023	$30,000	$—
Revolving credit facility	—	79,071
2017 term loan facility	—	44,328
Less: deferred financing costs	—	(1,709)
Less: discount on term loan	—	(5,420)
Total debt obligations, net of discounts and deferred financing	30,000	116,270
Capital leases	3,973	4,200
Less: current portion of debt and capital lease obligation	(413)	(79,443)
Long-term debt and capital lease obligations	$33,560	$41,027

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
Former Term Loan
The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Geveran Investments Limited, Archer Holdco LLC and Robertson QES Investment LLC, an affiliate of Quintana Capital Group, L.P., that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.8 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost, during the first quarter of 2018.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at September 30, 2018, was 4.8% and $30.0 million was outstanding under the New ABL Facility as of September 30, 2018. At September 30, 2018, we had $22.1 million of cash and cash equivalents and $47.7 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $69.8 million.

The New ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of September 30, 2018 the Company was in compliance with debt covenants.
NOTE 6 – Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and were included in their tax returns. Upon the IPO and related Reorganization Transactions, Quintana Energy Services Inc. was formed as a corporation to hold all of the operating companies of Quintana Energy Services LP, which was subsequently renamed Quintana Energy Services LLC. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of the Company from February 9, 2018 through September 30, 2018 in the accompanying unaudited condensed consolidated and combined financial statements.
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Because Quintana Energy Services Inc. is a taxable entity, the Company established a provision for deferred income taxes as of February 9, 2018. ASC 740, "Income Taxes", requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of September 30, 2018 fully offsets the impact of the initial benefit recorded related to the formation of Quintana Energy Services Inc. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.
ASC 740-270-25, Income Taxes - Interim Reporting, requires the Company to compute its interim tax provision by applying an estimated annual effective tax rate to ordinary income (or loss) and then computing the tax expense (or benefit) related to all other items individually.  The Company has incurred a year to date ordinary loss and anticipates to be in an ordinary loss position at the end of the fiscal year. As such, the interim period benefit shall be computed in accordance with ASC 740-270-30-5, in which the estimated annual effective tax rate shall be applied to the year to date ordinary income at the end of each interim period and any tax benefit as a result, shall be limited if determined the benefit will not be realized.
Total tax expense was $0.6 million resulting in a negative effective tax rate of 4.0% for the nine months ended September 30, 2018. The negative effective tax rate is primarily due to our full valuation allowance position and state tax expense which creates a deviation from the customary relationship between income tax (expense)/benefit and pre-tax income/(loss).
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a 21% rate, effective January 1, 2018, changes to the utilization of net operating losses, abolition of alternate minimum tax and interest expense limitations. The Company has applied the new corporate tax rate and other applicable provisions to

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

calculate its interim tax provision. Due to anticipated future guidance from Internal Revenue Service, and interpretation of the changes in tax law, the amounts recorded as a result of implementation of the Tax Reforms Act could be subject to change.
Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2018, the Company did not have any accrued liability for uncertain tax positions.
NOTE 7 – Related Party Transactions
The Company utilizes some Quintana affiliate employees for certain corporate functions, such as accounting and risk management. These amounts are reimbursed by the Company on a monthly basis.
At September 30, 2018 and December 31, 2017, QES had the following transactions with related parties (in thousands of dollars):

	September 30, 2018	December 31, 2017
Accounts payable to affiliates of Quintana	$26	$81
Accounts payable to affiliates of Archer Well Company Inc.	$28	$9

	Three Months Ended September 30,
	2018	2017
Operating expenses from affiliates of Quintana	$81	$34
Operating expenses from affiliates of Archer Well Company Inc.	$66	$—

	Nine Months Ended September 30,
	2018	2017
Operating expenses from affiliates of Quintana	$303	$263
Operating expenses from affiliates of Archer Well Company Inc.	$77	$52
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
A class action has been filed against one of the Company’s subsidiaries alleging violations of state based wage and hour laws and the Fair Labor Standards Act (“FLSA”) relating to non-payment of overtime pay. The Company believes its pay practices comply with the FLSA. The case is working its way through the various stages of the legal process, however, management believes the Company’s exposure is not material.
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
Directional Drilling
Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse measurement-while-drilling (“MWD”) navigational tools, mud motors and ancillary downhole tools, as well as electromagnetic (“EM”) navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin.
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
The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Directional Drilling	$6,452	$3,423	$14,273	$11,965
Pressure Pumping	5,795	5,791	24,569	17,283
Pressure Control	4,421	835	13,673	2,434
Wireline	(738)	(1,166)	2,614	(3,329)
Corporate and Other	(6,098)	(4,132)	(26,984)	(11,978)
Income tax expense	(207)	(84)	(584)	(69)
Interest expense	(574)	(2,901)	(11,199)	(8,290)
Depreciation and amortization	(12,033)	(11,238)	(34,265)	(34,264)
Gain on disposition of assets, net	629	310	1,329	2,300
Other income	—	724	—	724
Net loss	$(2,353)	$(8,438)	$(16,574)	$(23,224)

Financial information related to the Company’s total assets position as of September 30, 2018 and December 31, 2017, by segment, is as follow (in thousands of dollars):

	September 30, 2018	December 31, 2017
Directional Drilling	$97,886	$82,789
Pressure Pumping	115,900	111,322
Pressure Control	64,053	52,884
Wireline	31,978	28,988
Total	$309,817	$275,983
Corporate & Other	6,912	7,695
Eliminations	(5,000)	(8,019)
Total assets	$311,729	$275,659

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth certain financial information with respect to QES’ reportable business segments (in thousands of dollars):

	Three Months Ended September 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$50,919	$49,987	$31,138	$18,853	$150,897
Depreciation and amortization	2,767	5,912	2,378	976	12,033
Capital expenditures	$2,889	$2,208	$5,716	$1,105	$11,918

	Three Months Ended September 30, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$38,704	$39,446	$22,533	$12,591	$113,274
Depreciation and amortization	2,945	5,599	1,638	1,056	11,238
Capital expenditures	$2,308	$406	$1,943	$173	$4,830

	Nine Months Ended September 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$132,127	$160,089	$91,063	$61,422	$444,701
Depreciation and amortization	7,920	16,915	6,459	2,971	34,265
Capital expenditures	$10,244	$26,039	$15,365	$1,464	$53,112

	Nine Months Ended September 30, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$106,952	$103,636	$63,392	$33,190	$307,170
Depreciation and amortization	9,208	17,140	4,698	3,218	34,264
Capital expenditures	$6,438	$1,974	$4,831	$276	$13,519
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Disaggregation of Revenue
The Company discloses a reconciliation of the disaggregated revenue with the reported results in NOTE 9 - Segment Information.

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
NOTE 11 – Stock-Based Compensation
As of September 30, 2018, the Company had three types of stock-based compensation under the Equity Incentive Plan Award Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual component, one of which was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 7, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO.
The following table summarizes stock-based compensation costs for the three months and nine months ended September 30, 2018 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock awards	$144	$—	$294	$—
Restricted stock units	1,886	—	14,353	—
Performance stock units	539	—	748	—
Stock-based compensation expense	$2,569	$—	$15,395	$—

i.	Restricted Stock Awards

In March 2018, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the second quarter 2018, we granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vest on the anniversary date of the Company’s IPO. RSAs were not granted in the third quarter of 2018.

For the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.3 million of non-cash stock compensation expense into earnings, respectively, which is presented within selling, general and administration expense in the condensed consolidated statement of operations.

As of September 30, 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.2 million, which the Company expects to recognize over the remaining vesting period of 0.4 years.

ii.Restricted Stock Units

During the second quarter 2018, executive officers and key employees were granted a total of 476,042 RSUs under the Equity Incentive Award Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date. RSUs were not granted in the third quarter of 2018.

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

Total RSU non-cash stock based compensation expense for the three and nine months ended September 30, 2018, was $1.9 million and $14.4 million, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018 and 2017, total unamortized compensation cost related to unvested restricted stock units were $18.9 million and $27.7 million, respectively.

A summary of the status and changes during the nine months ended September 30, 2018 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,627	17.73	3.46
Granted	476	8.92	2.36
Forfeited	—	—	—
Vested	(535)	—	—
Outstanding at September 30, 2018	1,568	—	2.61

iii.Performance Stock Units

During the second quarter 2018, executive officers and senior management were granted a total of 425,083 PSUs under the Equity Incentive Award Plan. The PSUs are subject to both a performance and time vesting requirement. The PSUs require the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that have not been earned at the end of a performance period are forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the Company’s IPO.

The Company recognized these PSUs at the fair value determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized into income on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $0.7 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations. PSUs were not granted during the first quarter of 2018.

As of September 30, 2018, total unamortized compensation cost related to unvested PSUs was $1.6 million, which the Company expects to recognize over the remaining weighted-average period of 2.36 years.

A summary of the outstanding PSUs as of September 30, 2018 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	—	—	—
Granted	425	$5.49	2.36
Forfeited	—	—	—
Vested	—	—	—
Outstanding at September 30, 2018	425	$5.49	2.36
NOTE 12 – Loss Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Numerator:
Net loss attributed to common share holders	$(2,353)	$(15,028)
Denominator:	—
Weighted average common shares outstanding - basic	33,631	33,563
Weighted average common shares outstanding - diluted	33,631	33,563
Net loss per common share:	—
Basic	$(0.07)	$(0.45)
Diluted	$(0.07)	$(0.45)
The Company granted 2.1 million potentially dilutive RSAs, RSUs and PSUs as of the nine months ended September 30, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (this “Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
Overview
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable business segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 measurement while-drilling (“MWD”) kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 267,000 hydraulic horsepower (“HHP”) as of September 30, 2018. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment provide various forms of well control, form completions and workover applications through our 23 coiled tubing units (8 of which are large diameter), 36 rig-assisted snubbing units and ancillary equipment. As of September 30, 2018, our wireline services included 44 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
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
How We Generate Revenue and the Costs of Conducting Our Business
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
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
While we started experiencing short-term decreases in our demand for services, at our Pressure Pumping business segment in particular; demand for our services has continued to improve since May 2016 as oil and natural gas prices have increased from previous levels and as the Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has increased from 375 rigs on May 27, 2016 to 1,054 rigs as of September 30, 2018. Although our industry experienced a significant downturn beginning in late 2014 and remained depressed for a prolonged period, which materially adversely affected our results in 2015 and 2016, the rebound in demand and increasing rig count beginning in May 2016 has improved both activity levels and pricing for our services. From the second quarter of 2016 through the third quarter of 2018, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 248.9%, while day rates have improved from the lows we experienced during the second quarter of 2016. We reactivated our second and third pressure pumping hydraulic fracturing fleets in February and October 2017, and placed our fourth hydraulic fracturing fleet into service during June 2018. Utilization of our Pressure Control assets has also continued to improve since the second quarter of 2016.

Directional Drilling: Our Directional Drilling business segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under balanced drilling, MWD and rental tools. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. We also provide a suite of integrated and related services, including downhole rental tools. We generally provide directional drilling services on a day rate or hourly basis. We charge prevailing market prices for the services provided in this business segment, and we may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary by location and depend on the equipment and personnel required for the job and the market conditions in the region in which the services are performed. In addition to fees that are charged during periods of active directional drilling, a stand-by fee is typically agreed upon in advance and charged on an hourly basis during periods when drilling must be temporarily ceased while other on-site activity is conducted at the direction of the operator or another service provider. We will also charge customers for the additional cost of oilfield downhole tools and rental equipment that is involuntarily damaged or lost-in-hole. Proceeds from customers for the cost of oilfield downhole tools and other equipment that is involuntarily damaged or lost-in-hole are reflected as product revenues.
Although we do not typically enter into long-term contracts for our services in this business segment, we have long standing relationships with our customers in this business segment and believe they will continue to utilize our services. As of the quarter ended September 30, 2018, 84.0% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs, through the first nine months of 2018 we have increased the number of “follow me rigs” from approximately 32 in January of 2016 to 69 as of the month ended September 30, 2018. We intend to continue to re-deploy additional MWD kits over the course of the fourth quarter and into 2019, as market conditions warrant.
Our Directional Drilling business segment accounted for approximately 33.7% and 34.2% of our revenues for the three months ended September 30, 2018 and 2017, respectively.
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
Our Pressure Pumping business segment accounted for approximately 33.1% and 34.8% of our revenues for the three months ended September 30, 2018 and 2017, respectively.
Pressure Control: Our Pressure Control business segment provides a wide scope of pressure control services, including coiled tubing, rig assisted snubbing, nitrogen, fluid pumping and well control services.
Our coiled tubing units are used in the provision of unconventional completion services or in support of well-servicing and workover applications. Our rig-assisted snubbing units are used in conjunction with a workover rig to insert or remove downhole tools or in support of other well services while maintaining pressure in the well, or in support of unconventional completions. Our nitrogen pumping units provide a non-combustible environment downhole and are used in support of other pressure control or well-servicing applications.
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
Our Pressure Control business segment accounted for approximately 20.6% and 19.9% of our revenues for the three months ended September 30, 2018 and 2017, respectively.

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
We provide our wireline services on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. We typically charge the customer for these services on a per job basis at agreed-upon spot market rates. Our Wireline segment accounted for approximately 12.5% and 11.1% of our revenues for the three months ended September 30, 2018 and 2017, respectively.
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

•
During the first nine months of 2017, we sold select pressure pumping and wireline assets for aggregate sale proceeds of $27.6 million. While we expect continued growth, expansions and strategic divestitures in the future, it is likely such growth, expansions and divestitures will be economically different from the acquisitions and divestitures discussed above, and such differences in economics will impact the comparability of our future results of operations to our historical results.

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

•	As of September 30, 2018, we had actual outstanding indebtedness of $30.0 million.

•
Our IPO served as a vesting event under the phantom unit awards granted under our Predecessor's 2015 and 2017 LTIP Plans. As a result, certain of our phantom unit awards fully vested and were settled in connection with the IPO and additional phantom unit awards will fully vest and be settled according to their vesting schedules. We recognized $15.4 million of stock-based compensation expense during the first nine months of 2018. Expense associated with these phantom unit awards were recognized during the first nine months of 2018. See “Executive Compensation—QES LP Phantom Units” in our 2017 Annual Report on Form 10-K for additional detail on our phantom unit awards and our incentive plans.

•
As we continue to implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative (“G&A”), expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Recent Trends and Outlook
Demand for our services is predominately influenced by the level of drilling and completion activity by E&P companies, which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. Crude oil prices have increased from their lows of $26.21 per barrel (“Bbl”) in early 2016 to $73.16 per Bbl as of September 30, 2018 (based on the West Texas Intermediate Spot Oil Price, or “WTI”), but remain 32% lower than a high of $107.26 per Bbl in June 2014. Natural gas prices have increased from their lows of $1.64 per million British Thermal Units (“MMBtu”) in early 2016 to $3.06 per MMBtu as of September 30, 2018, but remain 166.3% lower than a high of $8.15 per MMBtu in February 2014. Drilling and completion activity in the United States has increased significantly as commodity prices have generally increased, which we believe will correspond with increased demand for our services.
We expect E&P operator budget constraints to place pressure on demand for completions services through the end of the year and for the impact of the Permian pipeline capacity constraints to persist into 2019. While we do not provide hydraulic fracturing services in the Permian, we have seen the impact of the Permian slowdown in the Mid-Con and other regions, as hydraulic fracturing fleets migrate from the Permian to other basins, placing pressure on pricing. Additionally, we believe operators may slow completions activity around year-end holidays similar to 2017, which, when combined with budget constraints and Permian pipeline constraints, may reduce overall completions activity levels in the fourth quarter of 2018. We will continue to refine our cost structure and reposition assets with high utilization customers as market conditions evolve, and for now we do not plan to significantly reduce headcount for what we believe will be a temporary reduction in utilization. In 2019, we expect a rebound in completions activity from second half of 2018 levels as operators reload their E&P budgets and Permian pipeline capacity expands throughout 2019.
We view the horizontal rig count as a reliable indicator of the overall level of demand for our services, particularly directional drilling. According to Baker Hughes, horizontal rigs accounted for 84.5% of all total active rigs in the United States as of September 30, 2018, as compared to only 31.9% a decade earlier. Horizontal drilling allows E&P companies to drill wells with greater exposure to the economic payzone of a targeted formation, thus improving production. The advantages of horizontal drilling have increasingly led to greater demand for high-specification rigs that are more efficient in drilling shale oil and natural gas wells than older drilling rigs. Additionally, high-specification rigs which are capable of pad drilling operations have become more prevalent in North America and enable the operator to drill more wells per rig per year than older rigs. We believe that the increase in horizontal rigs and increased demand for high-specification rigs will drive demand for our experienced directional drilling personnel and modern equipment.
Completion of horizontal wells has evolved to require increasingly longer laterals and more hydraulic fracturing stages per horizontal well, which increases the exposure of the wellbore to the reservoir and improves production of the well. Hydraulic fracturing operations are conducted via a number of discrete stages along the lateral section of the wellbore. As wellbore lengths have increased, the number of hydraulic fracturing stages has continued to rise. According to Spears & Associates, from 2014 to 2016 the average number of stages per horizontal well increased from 23 stages per well to 34 stages per well, and is expected to further increase to an average of 48 stages per horizontal well in 2018. The market has also trended toward larger scale hydraulic fracturing operations, characterized by more hydraulic horsepower (“HHP”) per well. This requires a greater number of hydraulic fracturing units per fleet to execute a completion job. These trends, along with the overall expected recovery of U.S. drilling and completion activity, favor continued growth of the hydraulic fracturing sector. Spears & Associates forecasts that U.S. demand for HHP is expected to increase more than 112% from the fourth quarter of 2016 to the fourth quarter of 2018. As a result, we expect demand for our pressure pumping and wireline services to expand, including needs for our hydraulic fracturing and acidizing services, however pricing pressures resulting from increased competitive dynamics as new equipment enters the market have continued from last quarter into the third quarter 2018.
Demand for our pressure control services and wireline services are expected to grow along with increases in drilling and completions activity, increases in completions intensity and the increases in the average age of producing oil and natural gas wells. We believe that maintenance of unconventional wells will drive incremental demand for our coiled tubing, rig-assisted snubbing, nitrogen and fluid pumping services.

The markets we serve, and the oilfield services market in general, are characterized by fragmentation and consist of a large number of small independent operators serving these markets. We believe our relative scale is a differentiator, as we are a leading independent provider of directional drilling and pressure control services and have meaningful scale in both our pressure pumping and wireline services.
We are well positioned for the ongoing recovery we are observing in most of our service lines, all of which have already realized pricing improvement from the lows observed in 2016.
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
The industry continues to encounter difficulties with logistics, vendor service quality and delivery times across various aspects of the third party supply chain, driven by continued growth in demand. We are proactively managing these transitory issues facing the entire industry to limit the impact to our customers and business. In addition, continued tightening of the labor market has result in higher wage rates, as well as increased recruiting, hiring, onboarding and training costs.
Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Revenues:	$150,897	$113,274
Costs and expenses:
Direct operating costs	118,525	89,910
General and administrative	22,540	18,613
Depreciation and amortization	12,033	11,238
Gain on disposition of assets	(629)	(310)
Operating loss	(1,572)	(6,177)
Non-operating income (expense):
Interest expense	(574)	(2,901)
Other income	—	724
Loss before income tax	(2,146)	(8,354)
Income tax expense	(207)	(84)
Net loss	$(2,353)	$(8,438)

	Three Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$6,452	$3,423
Pressure Pumping	5,795	5,791
Pressure Control	4,421	835
Wireline	(738)	(1,166)
Adjusted EBITDA (1)	$12,898	$6,772
Other Operational Data:
Directional Drilling rig days (2)	4,874	3,711
Average monthly Directional Drilling rigs on revenue (3)	77	61
Total hydraulic fracturing stages	908	636
Average hydraulic fracturing revenue per stage	$50,119	$56,530

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	September 30, 2018	September 30, 2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(2,353)	$(8,438)
Income tax expense	207	84
Interest expense	574	2,901
Other income	—	(724)
Depreciation and amortization expense	12,033	11,238
Gain on disposition of assets, net	(629)	(310)
Non-cash stock based compensation	2,569	—
Rebranding expense (1)	193	8
Settlement expense (2)	133	1,142
Severance expense (3)	74	—
Equipment and standup expense (4)	97	871
Adjusted EBITDA	$12,898	$6,772

(1)	Relates to expenses incurred in connection with rebranding our business segments.

(2)
For 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan that were recorded in general and administrative expenses. For 2018, represents lease buyouts, legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses in 2018 incurred in connection with a program implemented to reduce headcount in connection with the industry downturn. In our performance for the three months ended September 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment standup costs incurred in connection with the mobilization and redeployment of assets. For 2017, primarily represents costs relating to the deployment of our third pressure pumping fleet, of which, $0.8 million was recorded in direct operating expenses and the remainder was recorded in general and administrative expenses. In our performance for the three months ended September 30, 2018, approximately $0.1 million was recorded in direct operating expenses related to a large diameter conversion of a coiled tubing unit.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	September 30, 2018	September 30, 2017
Revenue:
Directional Drilling	$50,919	$38,704
Pressure Pumping	49,987	39,446
Pressure Control	31,138	22,533
Wireline	18,853	12,591
Total revenue	$150,897	$113,274
Revenue for the three months ended September 30, 2018 increased by $37.6 million, or 33.2%, to $150.9 million from $113.3 million for the three months ended September 30, 2017. The increase in revenue by business segment was as follows:
Directional Drilling revenue increased by $12.2 million, or 31.5%, to $50.9 million for the three months ended September 30, 2018, from $38.7 million for the three months ended September 30, 2017. This increase was primarily attributable to an 11.5% increase in utilization and a 3.2% increase in our day rate to $10,109. Approximately 95.0% of our Directional Drilling business segment revenue was derived from directional drilling and MWD activities for the three months ended September 30, 2018 compared to 93.0% for the three months ended September 30, 2017. The change in utilization and pricing accounted for 88.1% and 11.9% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue increased by $10.6 million, or 26.9%, to $50.0 million for the three months ended September 30, 2018, from $39.4 million for three months ended September 30, 2017. This increase was primarily attributable to the mobilization of additional hydraulic fracturing spreads in February 2017, October 2017 and June 2018, which drove a 42.8% increase in stages to 908 for the three months ended September 30, 2018. Additionally, we experienced an 11.3% decrease in average revenue per stage to $50,119 for the three months ended September 30, 2018, from $56,530 for the three months ended September 30, 2017, due to pricing pressure driven by the current competitive dynamics in the market, and a shift to more pump only job types completed. Approximately 91.0% of our Pressure Pumping business segment revenue was derived from hydraulic fracturing services for the three months ended September 30, 2018, compared to 91.4% for the three months ended September 30, 2017.
Pressure Control revenue increased by $8.6 million, or 38.2%, to $31.1 million for the three months ended September 30, 2018, from $22.5 million for the three months ended September 30, 2017. This increase was primarily attributable to 65.0% increase in weighted average revenue per day to $23,378 for the three months ended September 30, 2018, partially offset by a 2.1% decrease in weighted average utilization to 29.5%. In addition, increased well control activities and the deployment of converted large diameter coiled tubing units positively impacted Pressure Control revenue during the three months ended September 30, 2018.
Wireline revenue increased by $6.3 million, or 50.0%, to $18.9 million for the three months ended September 30, 2018, from $12.6 million for the three months ended September 30, 2017. The increase was primarily attributable to a 24.9% increase in utilization to 37.5% and a 33.2% increase in revenue per day to $12,132 for the three months ended September 30, 2018. Approximately 72.9% of our Wireline business segment revenue was derived from unconventional services for the three months ended September 30, 2018, compared to 67.8% for the three months ended September 30, 2017. The change in utilization and pricing accounted for 25.0% and 75.0% of the Wireline revenue change, respectively.
Direct operating expenses. The following table provides our direct operating expenses by business segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	September 30, 2018	September 30, 2017
Direct operating expenses:
Directional Drilling	$38,651	$30,743
Pressure Pumping	40,362	31,169
Pressure Control	23,148	17,517
Wireline	16,364	10,481
Total direct operating expenses	$118,525	$89,910
Direct operating expenses for the three months ended September 30, 2018 increased by $28.6 million, or 31.8%, to $118.5 million, from $89.9 million for the three months ended September 30, 2017. The increase in direct operating expense was attributable to our business segments as follows:
Directional Drilling direct operating expenses increased by $8.0 million, or 26.1%, to $38.7 million for the three months ended September 30, 2018, from $30.7 million for the three months ended September 30, 2017. This increase was primarily attributable to a 31.3% increase in rig days to 4,874 over the same period, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses increased by $9.2 million, or 29.5%, to $40.4 million for the three months ended September 30, 2018, from $31.2 million for the three months ended September 30, 2017. This increase was primarily attributable to increased activity driven by a 42.8% increase in hydraulic fracturing stages completed to 908 stages compared to 636 stages completed in the prior period, which resulted in direct operating expense increases in materials, equipment and personnel costs. Additionally, Pressure Pumping placed incremental hydraulic fracturing fleets in service in October 2017 and June 2018 driving direct operating expenses higher in the three months ended September 30, 2018.
Pressure Control direct operating expenses increased by $5.6 million or 32.0%, to $23.1 million for the three months ended September 30, 2018, from $17.5 million for the three months ended September 30, 2017. This increase was primarily attributable to increased equipment and repair costs associated with an increase in coiled tubing and well control activities and rising direct labor costs as a result of increased activity levels and current market conditions for the three months ended September 30, 2018.
Wireline direct operating expenses increased by $5.9 million, or 56.2%, to $16.4 million for the three months ended September 30, 2018, from $10.5 million for the three months ended September 30, 2017. This increase was primarily attributable to increased market activity, including a 7.5% increase in utilization which resulted in increased costs associated with personnel, equipment and consumables.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $3.9 million, or 21.0%, to $22.5 million for the three months ended September 30, 2018, from $18.6 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily driven by stock based compensation expense of $2.6 million, increased headcount, additional administrative expenses related to being a publicly traded company and outsourced services for internal controls and tax consultancy compliance.
Depreciation and amortization. Depreciation and amortization increased by $0.8 million, or 7.1%, to $12.0 million for the three months ended September 30, 2018, from $11.2 million for the three months ended September 30, 2017. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service.
Gain on disposition of assets, net. Net gain on disposition of assets for three months ended September 30, 2018 was $0.6 million, primarily attributable to Directional Drilling and Wireline’s gain on obsolete equipment disposals, offset by losses in other business segments, compared to a $0.3 million gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the three months ended September 30, 2017.
Interest expense. Interest expense decreased by $2.3 million, or approximately 79.3%, to $0.6 million for the three months ended September 30, 2018, compared to $2.9 million for the three months ended September 30, 2017. The decrease in interest expense was primarily due to higher debt levels, which exceeded $110.0 million in the prior period, compared to the current debt outstanding of $30.0 million as of September 30, 2018.
Adjusted EBITDA. Adjusted EBITDA for three months ended September 30, 2018 increased by $6.1 million, or 89.7% to $12.9 million from $6.8 million for the three months ended September 30, 2017. The change in Adjusted EBITDA by business segment was as follows:
Directional Drilling Adjusted EBITDA increased by $3.1 million, or 91.2%, to $6.5 million in the three months ended September 30, 2018, compared to $3.4 million in the three months ended September 30, 2017. The increase was primarily attributable to a 31.5% increase in revenue driven by increased market activity, partially offset by an associated 26.1% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA of $5.8 million during the three months ended September 30, 2018, was consistent with the prior period. The nominal increase was primarily attributable to a 26.9% increase in revenue driven by increased hydraulic fracturing activity associated with the additional spreads added in February 2017, October 2017 and June 2018, which was offset by a 29.5% increase in direct operating expenses and a 5.6% increase in G&A expenses incurred as the business deployed additional equipment.
Pressure Control Adjusted EBITDA increased by $3.6 million, or 450.0% to $4.4 million in the three months ended September 30, 2018, compared to $0.8 million in the three months ended September 30, 2017. The increase was primarily attributable to a 38.2% increase in revenue driven by increased completions and well control activity, which was offset by a 32.0% increase in direct operating expenses and a 2.8% increase in G&A expense driven by increased personnel and materials.
Wireline Adjusted EBITDA increased by $0.5 million, or 41.7% to $(0.7) million in the three months ended September 30, 2018, compared to $(1.2) million in the three months ended September 30, 2017. The increase was primarily attributable to a 50.0% increase in revenue driven by increased pricing and utilization, partially offset by a 56.2% increase in direct operating expenses and a 3.8% decrease in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.

Nine Months Ended September 30, 2018 Compared to nine Months Ended September 30, 2017
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Revenues:	$444,701	$307,170
Costs and expenses:
Direct operating costs	341,598	239,007
General and administrative	74,958	51,788
Depreciation and amortization	34,265	34,264
Gain on disposition of assets	(1,329)	(2,300)
Operating loss	(4,791)	(15,589)
Non-operating income (expense):
Interest expense	(11,199)	(8,290)
Other income	—	724
Loss before income tax	(15,990)	(23,155)
Income tax expense	(584)	(69)
Net loss	$(16,574)	$(23,224)

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$14,273	$11,965
Pressure Pumping	24,569	17,283
Pressure Control	13,673	2,434
Wireline	2,614	(3,329)
Adjusted EBITDA (1)	$46,301	$22,443
Other Operational Data:
Directional Drilling rig days (2)	12,688	10,609
Average monthly Directional Drilling rigs on revenue (3)	65	59
Total hydraulic fracturing stages	2,816	1,937
Average hydraulic fracturing revenue per stage	$52,939	$49,091

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

Adjusted EBITDA
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(16,574)	$(23,224)
Income tax expense	584	69
Interest expense	11,199	8,290
Other income	—	(724)
Depreciation and amortization expense	34,265	34,264
Gain on disposition of assets, net	(1,329)	(2,300)
Non-cash stock based compensation	15,395	—
Rebranding expense (1)	248	10
Settlement expense (2)	522	3,494
Severance expense (3)	128	202
Equipment and standup expense(4)	1,863	2,362
Adjusted EBITDA	$46,301	$22,443

(1)	Relates to expenses incurred in connection with rebranding our business segments.

(2)
For 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan, of which $0.4 million was recorded in direct operating expenses and $3.1 million was recorded in general and administrative expenses. For 2018, represents lease buyouts, legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses in 2017 incurred in connection with a program implemented to reduce headcount in connection with the industry downturn, of which $0.2 million was recorded to direct operating expenses and a nominal amount was recorded to general and administrative expenses. In our performance for the nine months ended September 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment standup costs incurred in connection with the mobilization and redeployment of assets. For 2017, primarily represents costs related to the deployment of our third hydraulic fracturing fleet, of which $2.2 million was recorded in direct operating expenses and $0.2 million was recorded in general and administrative expenses. In our performance for the nine months ended September 30, 2018, approximately $1.7 million was recorded in direct operating expenses and approximately $0.2 million was recorded in general and administration expenses for the deployment of our fourth hydraulic fracturing fleet and the large diameter conversion of coiled tubing units.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue:
Directional Drilling	$132,127	$106,952
Pressure Pumping	160,089	103,636
Pressure Control	91,063	63,392
Wireline	61,422	33,190
Total revenue	$444,701	$307,170
Revenue for the nine months ended September 30, 2018 increased by $137.5 million, or 44.8%, to $444.7 million from $307.2 million for the nine months ended September 30, 2017. The increase in revenue by business segment was as follows:
Directional Drilling revenue increased by $25.1 million, or 23.5%, to $132.1 million for the nine months ended September 30, 2018, from $107.0 million for the nine months ended September 30, 2017. This increase was primarily attributable to a 20.9% increase in utilization and a 4.9% increase in our day rate to $9,907. Approximately 95.0% of our Directional Drilling business segment revenue was derived from directional drilling and MWD activities for the nine months ended September 30, 2018 compared to 93.0% for the nine months ended September 30, 2017. The change in utilization and pricing accounted for 77.1% and 22.9% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue increased by $56.5 million, or 54.5%, to $160.1 million for the nine months ended September 30, 2018, from $103.6 million for nine months ended September 30, 2017. This increase was primarily attributable to the mobilization of additional hydraulic fracturing spreads in February 2017, October 2017 and June 2018, which drove a 45.4% increase in stages to 2,816 for the nine months ended September 30, 2018. Additionally, we experienced a 7.8% increase in average revenue per stage to $52,939 for the nine months ended September 30, 2018, from $49,091 for the nine months ended September 30, 2017, due to improved market conditions and shift in the job types completed. Approximately 93.2% of our Pressure Pumping business segment revenue was derived from hydraulic fracturing services for the nine months ended September 30, 2018, compared to 91.9% for the nine months ended September 30, 2017.
Pressure Control revenue increased by $27.7 million, or 43.7%, to $91.1 million for the nine months ended September 30, 2018, from $63.4 million for the nine months ended September 30, 2017. This increase was primarily attributable to a 7.5% increase in weighted average utilization to 30.7% and a 58.4% increase in weighted average revenue per day to $22,023 for the nine months ended September 30, 2018. In addition, higher well control activities and the deployment of incremental large diameter coiled tubing units positively impacted Pressure Control revenue during the nine months ended September 30, 2018.
Wireline revenue increased by $28.2 million, or 84.9%, to $61.4 million for the nine months ended September 30, 2018, from $33.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to a 35.8% increase in utilization to 38.0% and a 50.8% increase in revenue per day to $12,672 for the nine months ended September 30, 2018. Approximately 78.9% of our Wireline business segment revenue was derived from unconventional services for the nine months ended September 30, 2018, compared to 67.9% for the nine months ended September 30, 2017. The change in utilization and pricing accounted for 26.5% and 73.5% of the Wireline revenue change, respectively.
Direct operating expenses. The following table provides our direct operating expenses by business segment for the periods indicated (in thousands of dollars):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Direct operating expenses:
Directional Drilling	$102,721	$83,083
Pressure Pumping	125,565	79,054
Pressure Control	65,860	49,991
Wireline	47,452	26,879
Total direct operating expenses	$341,598	$239,007
Direct operating expenses for the nine months ended September 30, 2018 increased by $102.6 million, or 42.9%, to $341.6 million, from $239.0 million for the nine months ended September 30, 2017. The increase in direct operating expense was attributable to our business segments as follows:
Directional Drilling direct operating expenses increased by $19.6 million, or 23.6%, to $102.7 million for the nine months ended September 30, 2018, from $83.1 million for the nine months ended September 30, 2017. This increase was primarily attributable to a 19.6% increase in rig days to 12,688 over the same period, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses increased by $46.5 million, or 58.8%, to $125.6 million for the nine months ended September 30, 2018, from $79.1 million for the nine months ended September 30, 2017. This increase was primarily attributable to increased activity driven by a 45.4% increase in hydraulic fracturing stages completed to 2,816 stages compared to 1,937 stages completed in prior period, which resulted in direct operating expense increases in materials, equipment and personnel costs. Additionally, Pressure Pumping placed incremental hydraulic fracturing fleets in service in February 2017, October 2017 and June 2018 driving operating expenses higher.
Pressure Control direct operating expenses increased by $15.9 million, or 31.8%, to $65.9 million for the nine months ended September 30, 2018, from $50.0 million for the nine months ended September 30, 2017. This increase was primarily attributable to increased market activity, including a 7.5% increase in weighted average utilization, which resulted in increased costs associated with personnel, equipment and materials.
Wireline direct operating expenses increased by $20.6 million, or 76.6%, to $47.5 million for the nine months ended September 30, 2018, from $26.9 million for the nine months ended September 30, 2017. This increase was primarily attributable to increased market activity, including a 35.8% increase in utilization which resulted in increased costs associated with personnel, equipment and consumables.
General and administrative expenses. G&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $23.2 million, or 44.8%, to $75.0 million for the nine months ended September 30, 2018, from $51.8 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily driven by stock based compensation expense of $15.4 million which was recognized as a result our IPO. The increase in G&A was also driven by additional administrative expenses related to being a publicly traded company and outsourced services for internal controls and tax consultancy compliance. Increases in headcount also contributed to the increase in G&A expenses during the first nine months of 2018.
In addition, audit fees relating to 2017 and outsourced services including internal controls and tax consultancy and compliance also contributed to the increase in the first quarter of 2018. Increases in headcount also contributed to the increase in G&A expenses during the nine months ended September 30, 2018.
Depreciation and amortization. Depreciation and amortization expense of $34.3 million for the nine months ended September 30, 2018 was consistent with the prior period. The depreciation and amortization expense is primarily attributed to the fully amortized trademarks and fully depreciated tools that are still in use.
Gain on disposition of assets, net. Net gain on disposition of assets for nine months ended September 30, 2018 was $1.3 million, primarily attributable to Directional Drilling and Wireline’s gain on idle equipment disposals, offset by losses in other business segments, compared to a $2.3 million gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the nine months ended September 30, 2017.
Interest expense. Interest expense increased by $2.9 million, or approximately 34.9%, to $11.2 million for the nine months ended September 30, 2018, compared to $8.3 million for the nine months ended September 30, 2017. The increase in interest expense was primarily due to debt extinguishment which resulted in the write-off of additional deferred financing costs of $1.9 million, discounts on the term loan of $5.3 million and a repayment premium of $1.3 million. The increase is partially offset by lower borrowings on the credit facility during the nine months ended September 30, 2018.
Adjusted EBITDA. Adjusted EBITDA for nine months ended September 30, 2018 increased by $23.9 million, or 106.7% to $46.3 million from $22.4 million for the nine months ended September 30, 2017. The change in Adjusted EBITDA by business segment was as follows:
Directional Drilling Adjusted EBITDA increased by $2.3 million, or 19.2%, to $14.3 million in the nine months ended September 30, 2018, compared to $12.0 million in the nine months ended September 30, 2017. The increase was primarily attributable to a 23.5% increase in revenue as a result of higher utilization and day rates. The EBITDA increase is offset by a 23.6% increase in direct operating costs and a 34.7% increase in G&A expenses due to increased activity levels and elevated motor rental expense primarily due to third-party maintenance turnaround time.
Pressure Pumping Adjusted EBITDA increased by $7.3 million, or 42.2% to $24.6 million in the nine months ended September 30, 2018, compared to $17.3 million in the nine months ended September 30, 2017. The increase was primarily attributable to a 54.5% increase in revenue driven by increased hydraulic fracturing activity, which was partially offset by a 58.8% increase in direct operating expenses and a 22.9% increase in G&A expenses incurred as the business deployed additional equipment, including the fourth hydraulic fracturing fleet.
Pressure Control Adjusted EBITDA increased by $11.3 million, or 470.8% to $13.7 million in the nine months ended September 30, 2018, compared to $2.4 million in the nine months ended September 30, 2017. The increase was primarily attributable to a 43.7% increase in revenue driven by increased completions and well control activity, which was offset by a 31.8% increase in direct operating expenses and a 14.0% increase in G&A expense driven by increased personnel, materials and overhead costs.
Wireline Adjusted EBITDA increased by $5.9 million, or 178.8% to $2.6 million in the nine months ended September 30, 2018, compared to $(3.3) million in the nine months ended September 30, 2017. The increase was primarily attributable to an 84.9% increase in revenue driven by increased pricing and utilization, partially offset by a 76.6% increase in direct operating expenses and a 19.6% increase in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under our former revolving credit facility (the “Former Revolving Credit Facility”), our former $40.0 million term loan (the “Former Term Loan”), the New ABL Facility (as defined below) and cash flows from operations. At September 30, 2018, we had $22.1 million of cash and equivalents and $47.7 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $69.8 million.
As our drilling and completion activity has increased with the rise in commodity prices since 2016, our cash flow from operations has begun to improve and we expect cash flow to continue to improve if drilling and completion activity continues to increase. However, there is no certainty that cash flow will continue to improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
Our primary use of capital has been for investing in property and equipment used to provide our services. Our primary uses of cash are maintenance and growth capital expenditures, including acquisitions and investments in property and equipment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.
The following table sets forth our cash flows for the periods indicated (in thousands of dollars) presented below:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by (used in) operating activities	$36,984	$(18,442)
Net cash provided by (used in) investing activities	(46,276)	20,160
Net cash provided by (used in) financing activities	22,611	(6,148)
Net change in cash	13,319	(4,430)
Cash balance end of period	$22,070	$7,789
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $37.0 million for the nine months ended September 30, 2018, compared to net cash used in operations of $18.4 million for nine months ended September 30, 2017. The 2018 increase in operating cash flows was primarily attributable to the faster collection of trade receivables and improved performance compared to the lower utilization and pricing experienced in 2017 as a result of prevailing market conditions.
Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our available cash.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $46.3 million for nine months ended September 30, 2018, compared to net cash provided by investing activities of $20.2 million for the nine months ended September 30, 2017. The cash flow used in investing activities for the nine months ended September 30, 2018 was primarily used on our existing fleet capital spending, to activate our fourth hydraulic fracturing spread, and coiled tubing unit conversions, compared to the net cash provided by divestiture activities in 2017.

We used $53.1 million to purchase equipment and we received $6.8 million in exchange for selling assets for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, when we used $13.5 million of cash to purchase equipment and received $33.7 million in exchange for selling assets.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $22.6 million for nine months ended September 30, 2018, compared to net cash used in financing activities of $6.1 million for the nine months ended September 30, 2017. Net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO totaling $90.5 million, which was offset by the repayments under our Former Revolving Credit Facility and Former Term Loan, which totaled $92.3 million. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. Additionally, $1.3 million was paid for treasury shares in connection with the settlement of equity based compensation, net of taxes, which vested during the nine months ended September 30, 2018.
Our Credit Facility
Former Revolving Credit Facility
The Company had a revolving credit facility which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of the Company. The Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense.
Former Term Loan
The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Geveran Investments Limited, Archer Holdco LLC and Robertson QES Investment LLC, an affiliate of Quintana Capital Group, L.P., that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.75 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at September 30, 2018, was 4.8% and $30.0 million was outstanding under the New ABL Facility as of September 30, 2018.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of September 30, 2018, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the nine months ended September 30, 2018, our capital expenditures, excluding acquisitions, were approximately $10.2 million, $26.0 million, $15.4 million and $1.5 million in Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments, respectively, for aggregate net capital expenditures of approximately $53.1 million, primarily for the activation of our fourth hydraulic fracturing spreads, conversions of two coiled tubing units and maintenance capital expenditures on existing equipment.

For the nine months ended September 30, 2017, our capital expenditures, excluding acquisitions, were approximately $6.4 million, $2.0 million, $4.8 million and $0.3 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline business segments for aggregate net capital expenditures of approximately $13.5 million, primarily for purchase of new drilling motors, the redeployment of a hydraulic fracturing fleet and maintenance capital expenditures.
Consistent with our previously disclosed 2018 capital expenditures forecast, we currently estimate that our capital expenditures for our existing fleets and approved capacity additions during the remainder of 2018 will range from $18.5 million to $21.0 million, approximately $4.0 million to $5.0 million to invest in large diameter coiled tubing units and the remainder for maintenance and other growth capital expenditures. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.
We believe that the proceeds from the IPO, our operating cash flow and available borrowings under our New ABL Facility will be sufficient to fund our operations for the next twelve months. As drilling and completion activity in the United States has increased with the rise in commodity prices since 2016, our cash flow from operations has begun to improve and we expect cash flow to continue to improve if drilling and completion activity continues to increase. However, our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific capital expenditures acquisition budget for 2018 since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our New ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy, at the Company’s discretion.  As of September 30, 2018, no repurchases had been made under this program.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2018.
Critical Accounting Policies
Other than the accounting impacts resulting from our adoption of ASC 606, which are discussed in Notes 2 and 10 to our condensed consolidated financial statements herein, as of September 30, 2018, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended September 30, 2018 and 2017, respectively. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations and the rest of equipment, materials and supplies required for our services increase.

Interest Rate Risk
We had a cash and cash equivalents balance of $22.1 million at September 30, 2018. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income from cash equivalent investments.
We had $30.0 million outstanding under our New ABL Facility at September 30, 2018, which weighted average interest rate on amounts borrowed under the New ABL Facility was approximately 4.8%. Based on the Company’s debt structure as of September 30, 2018, a 1% increase or decrease in the interest rates would increase or decrease interest expense by approximately $0.3 million per year. We do not currently hedge our interest rate exposure.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of September 30, 2018, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Remediation of the Previously Reported Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Annual Report on Form 10-K for the year end December 31, 2017, we did not maintain effective internal controls over financial reporting as a result of material weaknesses related to creating and posting manual journal entries in the accounting system ("Create and Post") and controls over access and administrator rights (“Super-User”) in the accounting system.

During the quarter ending September 30, 2018, the Company completed the following actions to address the aforementioned material weaknesses:

•
Designed, implemented and tested an automated process that eliminated the ability for the same individual to Create and Post journal entries into the general ledger, thus resulting in the proper segregation of duties.

•	Designed, implemented and tested controls related to the periodic review of Super-User activities.

Based on the completion of the aforementioned actions, we concluded that the previously reported material weaknesses have been remediated as of September 30, 2018.
Changes in Internal Controls over Financial Reporting
As described above under “Remediation of the Previously Reported Material Weakness in Internal Controls Over Financial Reporting,” there were changes in our internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
(c)  Common Stock Repurchases Made in the Quarter

Under our $6.0 million common stock repurchase program approved as of August 8, 2018, repurchases can be made from time to time in the open market based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company's discretion. As of September 30, 2018, no repurchases had been made under this program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
The Company’s board of directors (the “Board”) has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2019 Annual Meeting”) on May 14, 2019, at a time and location to be specified in the Company’s proxy statement for the 2019 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2019 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement.
Because the 2019 Annual Meeting has been changed by more than 30 calendar days from the date of the previous year’s meeting, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2019 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at 1415 Louisiana Street, Suite 2900, Houston, Texas 77002 by December 10, 2018, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2019 Annual Meeting. The December 10, 2018 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.
In addition, in accordance with the requirements contained in the Company’s Amended and Restated Bylaws (the “Bylaws”), stockholders who wish to bring business before the 2019 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Secretary of the Company at the address specified above no earlier than the close of business on January 14, 2019 and no later than the close of business on February 3, 2019. Any such proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2019 Annual Meeting.

Item 6.	Exhibits.

Exhibit number	Description

2.1*†	Letter Agreement re: Reorganization Document Correction, dated November 5, 2018, between the Company and the entities party thereto.
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

Date: November 7, 2018

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: November 7, 2018

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: November 7, 2018