Form 10-K
period 2018-12-31
Quintana Energy Services Inc.
filed 2019-03-08
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2018) was $65.0 million.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at March 1, 2019, was 33,907,414.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 14, 2019, which proxy statement will be filed with the Securities Exchange Commission within 120 days of December 31, 2018, are incorporated by reference in Part III.

QUINTANA ENERGY SERVICES INC.
FORM 10-K

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2018 (this "Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our New ABL Facility (as defined below), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Annual Report. For more information on our New ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Credit Facility section.”
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
Bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this Annual Report in reference to crude oil or other liquid hydrocarbons.
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
EM. Electromagnetic navigational systems used in directional drilling.
E&P. Exploration and production of oil and natural gas.
Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
HHP. Hydraulic horsepower.
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
Large Diameter. A coiled tubing unit or coil tubing with a capacity of 2.38 inch units or larger.
Mcf. Thousand cubic feet of natural gas.
MMBtu. Million British thermal units.
MWD. Measurement-while-drilling.
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
WTI. West Texas Intermediate Spot Oil Price.

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
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas E&P companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 MWD kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 267,500 HHP as of December 31, 2018. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment provides various forms of well control, completions and workover applications through our 24 coiled tubing units (10 of which are Large Diameter units), 36 rig-assisted snubbing units and ancillary equipment. As of December 31, 2018, our wireline services included 41 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
Our operations are diversified by our broad customer base and expansive geographical reach. We currently operate throughout all active major onshore oil and gas basins in the United States and we served approximately 1,100 customers as of December 31, 2018. We have cultivated and maintain strong relationships with our E&P company customers, including leading companies such as EOG Resources, Parsley Energy, Matador Resources, Pioneer Natural Resources, Seneca Energy, Triumph Energy Partners and XTO Energy.
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political stability in oil producing countries, merger and divestiture activity among oil and gas producers and changes in oil and natural gas prices. The volatility of the oil and natural gas industry and the consequent impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
We derive a majority of our revenues from services supporting oil and natural gas operations. As oil and natural gas prices fluctuate significantly, demand for our services correspondingly changes as our customers must balance expenditures for drilling and completion services against their available cash flows. Because our services are required to support drilling and completions activities, we are also subject to changes in spending by our customers as oil and natural gas prices fluctuate.
During the fourth quarter of 2018, the price of crude oil fell approximately 38.6%, with WTI closing at $45.15 per barrel on December 28, 2018. This precipitous decline in crude oil prices had a moderate negative impact on our fourth quarter 2018 consolidated results of operations. We expect further customer-driven activity declines in early 2019 as customers reassess their budgets and plans in light of lower commodity prices. If the current pricing environment for crude oil does not improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our future results of operations, cash flows and financial position. Despite the recent decline in oil prices, demand for our services has improved since May 2016. From the second quarter of 2016 through the fourth quarter of 2018, our Directional Drilling segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 311.4%, while day rates have improved from the lows we experienced during the second quarter of 2016. We reactivated our second and third pressure pumping hydraulic fracturing fleets in February and October 2017, and placed our fourth hydraulic fracturing fleet into service during June 2018. Utilization of our Pressure Control assets has also continued to improve since the second quarter of 2016.
Since 2016, we have worked to optimize our cost structure and increase efficiency to better serve our customers. As part of these cost control initiatives, we closed unprofitable locations serving non-key regions, renegotiated supplier contracts and certain equipment leases to improve profitability and reduced general and administrative expenses. To improve operational efficiencies, we streamlined our internal processes and further improved customer focus.

Our Services
We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. We describe each of these segments below.
Directional Drilling
Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse MWD navigational tools, mud motors and ancillary downhole tools, as well as EM navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin.
Our Directional Drilling segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under balanced drilling, MWD and logging tools. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, Q-Series Mud Motors and ancillary downhole tools, as well as EM navigational systems. We also provide a suite of integrated and related services, including rotational gamma, pressure-while-drilling, continuous inclination and continuous azimuth.
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of the quarter ended December 31, 2018, 90.2% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs, through 2018 we have increased the number of “follow me rigs” from approximately 32 in January of 2016 to 74 as of the month ended December 31, 2018. We intend to continue to re-deploy additional MWD kits into 2019, as market conditions warrant.
Our Directional Drilling segment accounted for approximately 31.9%, 33.2% and 35.8% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We focus on providing services for larger hydraulic fracturing jobs, but have the capability to provide a customized range of hydraulic fracturing services to meet the particular needs of our customers. We believe our technical capabilities, depth of talent and operational flexibility allow us to accommodate the increasing requirements of our customers’ hydraulic fracturing jobs and such strengths provide us with access to a large number of customers. In addition, many of these jobs require logistically intensive service and mobility capabilities for which we are well suited as a result of our basin-specific experience. We believe such operational flexibility allows us to be responsive to our customers’ needs, increasing the utilization of our assets and strengthening our existing customer relationships.
As of December 31, 2018, our Pressure Pumping fleet had a capacity of 267,500 HHP, of which 241,500 HHP was dedicated to hydraulic fracturing, 14,500 HHP was dedicated to cementing and 11,500 HHP was dedicated to acidizing and other. As of December 31, 2018, we had 214,600 total hydraulic fracturing HHP deployed in the Mid-Continent region. Of our total deployed HHP dedicated to hydraulic fracturing, approximately 92% is dedicated to unconventional hydraulic fracturing services in the Mid-Continent, approximately 7% is dedicated to hydraulic fracturing services in the Rockies, and approximately 1% is dedicated to vertical fracturing services. We have successfully grown our Pressure Pumping segment through organic growth and acquisitions. From January 1, 2007 to December 31, 2018, we increased from 15,500 HHP to 267,500 HHP.
In addition, we have multi-year proppant supply contracts for approximately 143,000 average annual tons through 2020. We also have 13,250 tons of flat sand storage in Enid, Oklahoma in our facility located on the BNSF Railway, which provides access to the materials needed to ensure consistently reliable operations. Our Pressure Pumping segment accounted for approximately 35.4%, 35.0% and 21.5% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Pressure Control
Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our pressure control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion or workover operations. Our pressure control services help E&P companies minimize the risk of such damage during completion activities. We provide our pressure control services primarily in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, Marcellus/Utica Shale, DJ/Powder River Basin, Haynesville Shale, Fayetteville Shale and Williston Basins (including the Bakken Shale).
Our coiled tubing units are used in the provision of unconventional completion services or in support of well-servicing and workover applications. Our rig-assisted snubbing units are used in conjunction with a workover rig to insert or remove downhole tools or in support of other well services while maintaining pressure in the well, or in support of unconventional completions. Our nitrogen pumping units provide a non-combustible environment downhole and are used in support of other pressure control or well-servicing applications. We also offer highly-technical and specialized well control services, which are typically required in response to emergencies at the well, requiring a variety of solutions including freezing, hot tapping and gate valve drilling services, as well as critical well control and containment operations. Our team is comprised of oilfield services veterans with extensive domestic and international experience in well control operations dating back to the 1980s.
As of December 31, 2018, we provided our services through our fleet of 24 coiled tubing units (10 of which are Large Diameter units, allowing us to service extended reach laterals), 36 rig-assisted snubbing units and 24 nitrogen pumping units. We accepted delivery of two new larger diameter coil units during the month of December 2018. One of the new Large Diameter units was deployed immediately.
Our Pressure Control segment accounted for approximately 20.3%, 20.5% and 24.9% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Wireline
Our Wireline segment provides new well wireline conveyed tight-shale reservoir perforating services across many of the major U.S. shale basins and also offers a range of services such as cased-hole investigation and production logging services, conventional wireline and tubing conveyed perforating services, mechanical services and pipe recovery services. These services are offered in both new well completions and for remedial work. The majority of the revenues generated in our Wireline segment are derived from the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Haynesville Shale and East Texas Basin as well as in industrial and petrochemical facilities. Our Wireline segment principally works in connection with hydraulic fracturing services in the form of pump-down services for setting plugs between hydraulic fracturing stages, as well as with the deployment of perforation equipment in connection with “plug-and-perf” operations.
As of December 31, 2018, we operated 41 wireline units of which 21 are suited for unconventional activity, and operated from seven facilities throughout the Permian Basin, Eagle Ford Shale, Mid-Continent, South Texas and Gulf Coast regions. Of the 21 wireline units suited for unconventional activity, 10 units are crewed and the remaining 11 are available to deploy as conditions warrant. We offer our wireline services in most markets in which we provide pressure pumping services. From January 2017 to December 31, 2018, we completed approximately 19,195 stages in the United States with an overall run efficiency of approximately 97.9%.
Our Wireline segment accounted for approximately 12.4%, 11.4% and 17.8% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Geographic Areas of Operation
Our Directional Drilling segment operates in the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin. Our Pressure Pumping segment has historically operated in the Mid-Continent region (including the SCOOP/STACK) where we have a leading market position, as well as the Rocky Mountain region (including the Williston Basin). Our Pressure Control segment operates in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, Marcellus/Utica Shale, DJ/Powder River Basin, Haynesville Shale, Fayetteville Shale and Williston Basin (including the Bakken Shale), providing access across the continental United States. Lastly, our Wireline segment provides services throughout the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Gulf Coast region and East Texas/Haynesville Shale. These expansive operating areas provide us with access to a number of nearby unconventional crude oil and natural gas basins, both with existing customers expanding their production footprint and third parties acquiring new acreage. Our proximity to existing and prospective customer activities allows us to anticipate or respond quickly to such customers’ needs and efficiently deploy our assets.

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
We have also established over time a diverse and balanced mix of customers, including large, midsize and small E&P companies. We served approximately 1,100 customers in 2018. For the year ended December 31, 2018, EOG Resources represented approximately 11.9% of the Company’s consolidated revenues. For the years ended December 31, 2018 and 2017, no customer individually accounted for more than 10.3% of our consolidated revenues. The loss of a material customer could have an adverse effect on our business until the equipment is redeployed at similar utilization and pricing levels.
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
Our major competitors in Directional Drilling include Schlumberger, Baker Hughes, Halliburton, Phoenix Technology Services, ProDirectional, Scientific Drilling International, LEAM Drilling Systems and Nabors Industries. Our major competitors for Pressure Pumping, Pressure Control and Wireline include Halliburton, Schlumberger, RPC, C&J Energy Services, Keane Group, Basic Energy Services, Nine Energy Services, Superior Energy Services, Key Energy Services, Forbes Energy Services, STEP Energy Services and KLX.
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
Suppliers
We have dedicated supply chain teams that manage sourcing and logistics to ensure flexibility and continuity of our supply chain in a cost effective manner across our geographic areas of operation. We have fostered long-term relationships with numerous industry leading suppliers of proppant, chemicals, coil tubing and select directional drilling, pressure pumping, pressure control and wireline equipment. In addition, we have multi-year proppant supply contracts for approximately 143,000 average annual tons through 2020.
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
Employees
As of December 31, 2018, we had approximately 1,500 full time employees and our overall personnel count increased approximately 13.3% from the year ended December 31, 2017. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants as needed.
Safety and Remediation Program
In the oilfield services industry, an important competitive factor in establishing and maintaining long term E&P customer relationships is having an experienced and skilled workforce. Recently, many of our large customers have placed an emphasis not only on pricing, but also on safety records and quality management systems of contractors. We believe these factors will gain further importance in the future. We have dedicated safety personnel and training facilities for each of our four segments. We have committed resources toward employee safety and quality management training programs. Our field employees are required to complete both technical and safety training programs.
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
We have used third-party contractors to provide remediation and spill response services when necessary to address spills that travel beyond our containment capabilities. Historically, these prior spills have not had a material adverse effect on our hydraulic fracturing services. To the extent our hydraulic fracturing or other oilfield services operations result in a future spill or release, we will engage the services of a remediation company or an alternative company, as necessary, to assist us with clean-up and remediation.
Government Regulations and Environmental, Health and Safety Matters
We operate under the jurisdiction of a number of regulatory bodies that regulate worker safety standards, the handling of hazardous materials, the storage and transportation of explosives, the protection of human health and the environment and standards of operation. Regulations concerning equipment certification create an ongoing need for regular maintenance that is incorporated into our daily operating procedures. Moreover, the oil and natural gas industry is subject to environmental regulation pursuant to local, state and federal legislation and regulatory initiatives.

Transportation Matters
In connection with our transportation and relocation of our oilfield service equipment and shipment of hydraulic fracturing sand, we operate trucks and other heavy equipment. As such, we operate as a commercial motor carrier in providing certain of our services and therefore are subject to regulation by the U.S. Department of Transportation (“DOT”) and analogous state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, driver licensing and insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions and hazardous materials labeling, placarding and marking. There are additional regulations specifically related to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, our trucking operations are subject to possible regulatory and legislative changes that may increase our costs by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard electronic logging device (“ELD”) requirements or limits on vehicle weight and size.
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
Environmental Matters and Regulation
General. Our operations and the operations of our oil and natural gas E&P customers are subject to stringent federal, tribal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may require the acquisition of a permit before conducting regulated activities, restrict the types, quantities and concentrations of various substances that may be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or relating to our owned or operated facilities. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting or performance of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.
The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment, and thus any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly completion activities, or waste handling, storage transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for personal injury to persons and damage to properties or natural resources. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results. Additionally, our customers may also incur increased costs or delays, restrictions or cancellations in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.
The following is a summary of the more significant existing environmental laws, as amended from time to time, to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and nonhazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more requirements, which may be more stringent. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes. Additionally, drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in response to a consent decree issued by the U.S. District Court for the District of Columbia in 2016, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations that could result in oil and natural gas wastes being regulated as hazardous wastes, or sign a determination that revision of the regulations is unnecessary. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our, as well as the oil and natural gas E&P industry’s, costs to manage and dispose of generated wastes, which could have a material adverse effect on the industry as well as on our business.
Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property or natural resources damage allegedly caused by the hazardous substances released into the environment. We currently own, lease or operate upon numerous properties and facilities that for many years have been used for industrial activities, including oil and natural gas-related operations. Hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned, leased or operated upon by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes or hydrocarbons, were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes and remediate contaminated property (including groundwater contamination), including instances where the prior owner or operator caused the contamination, or perform remedial activities to prevent future contamination.
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
Water Discharges and Discharges into Belowground Formations. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The Clean Water Act and analogous state laws also may impose substantial civil and criminal penalties for non-compliance including spills and other non-authorized discharges. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) published a final rule outlining their position on the federal jurisdictional reach over waters of the United States, including wetlands, but legal challenges to this rule followed. Beginning in the first quarter of 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, the agencies have (i) published a proposed rule in 2017 to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule, (ii) published a final rule in February 2018 adding a February 6, 2020 applicable date to the 2015 rule, and (iii) published a proposed rule in December 2018 re-defining the Clean Water Act’s jurisdiction over waters of the United States for which the agencies will seek public comment. The 2015 and February 2018 final rules are being challenged by various factions in federal district court and implementation of the 2015 rule has been enjoined in twenty-eight states pending resolution of the various federal district court challenges. As a result of these legal developments, future implementation of the 2015 rule is uncertain at this time. Any expansion of the Clean Water Act’s jurisdiction in areas where we or our oil and natural gas E&P customers operate could impose additional permitting obligations on us and our customers.
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
Our oil and natural gas E&P customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or may have been, the likely cause of induced seismicity. In 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that imposed certain permitting restrictions, operating restrictions and/or reporting requirements on disposal wells in proximity to faults. States may, from time to time, develop and implement plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In Oklahoma, the Oklahoma Corporation Commission’s (“OCC”) Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance in late 2016, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years, including during 2018, the OCC’s Oil and Gas Conservation Division has issued orders limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
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
Air Emissions. Certain of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act (the “CAA”) and analogous state laws require permits for certain facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. These laws and their implementing regulations also impose generally applicable limitations on air emissions and require adherence to maintenance, work practice, reporting and record keeping, and other requirements. Failure to obtain a permit or to comply with permit or other regulatory requirements could result in the imposition of sanctions, including administrative, civil and criminal penalties. In addition, we or our oil and natural gas E&P customers could be required to shut down or retrofit existing equipment, leading to additional expenses and operational delays.
Many of these regulatory requirements, including new source performance standards (“NSPS”) and Maximum Achievable Control Technology standards are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact on our business. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQs”), for ground-level ozone from 75 to 70 parts per billion for both the eight-hour primary and secondary standards. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are also expected to implement requirements as a result of this NAAQs final rule, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if our E&P customers’ operations are significantly affected by these or other similar requirements. These requirements could increase the cost of doing business for us and our customers and reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
Climate Change. The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the CAA and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from oil and natural gas production, processing, transmission and storage facilities in the United States. In 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting stations as well as completions and workovers from hydraulically fractured oil wells.
The EPA has also taken steps to limit methane emissions, a GHG, from certain new modified or reconstructed facilities in the oil and natural gas sector through the adoption of a final rule in 2016 establishing Subpart OOOOa standards for methane emissions. However, in 2017, the EPA published a proposed rule to stay certain portions of these Subpart OOOOa standards for two years but the rule was not finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule, and in September 2018 the EPA proposed additional amendments, including rescission of certain requirements and revisions to other requirements, such as fugitive emission monitoring frequency. Furthermore, in late 2016, the federal Bureau of Land Management (“BLM”) published a final rule to reduce methane emissions by regulating venting, flaring and leaks from oil and natural gas production activities on onshore federal and Native American lands. However, in September 2018, the BLM published a final rule that rescinds most of the new requirements of the 2016 final rule and codifies the BLM’s prior approach to venting and flaring but the rule rescinding the 2016 final rule has been challenged in federal court and remains pending. In the event that the EPA’s 2016 or the BLM’s 2016 rules should remain or be placed in effect, or should any other new methane emission standards be imposed on the oil and natural gas sector, such requirements could result in increased costs to our or our oil and natural gas E&P customers’ operations as well as result in restrictions, delays or cancellations in such operations, which costs, restrictions, delays or cancellations could adversely affect our business.
Internationally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement, which provides for a four-year exit process beginning when it took effect in November 2016. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our E&P customers produce and lower the value of their reserves, which developments could reduce demand for our services and have a corresponding material adverse effect on our results of operations and financial position. Moreover, recent activism directed at shifting investments away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector
Endangered Species. The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to habitat occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Permanent restrictions imposed to protect these species or their habitat could delay, restrict or prohibit drilling in certain areas by our oil and natural gas E&P customers, which could reduce demand for our services.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has asserted federal regulatory authority and performed investigations over aspects of the process. For example, the EPA has asserted regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, the EPA issued final CAA regulations in 2012 and in 2016 governing performance standards, including standards for the capture of emissions of methane and volatile organic compounds (“VOCs”) released during hydraulic fracturing. The EPA also published an effluent limit guideline final rule in 2016 prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plant. The BLM published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.
Additionally, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Moreover, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years, when certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or costly in the future including, for example, by increasing mandatory setback distances of oil and natural gas operations, including hydraulic fracturing, from specific occupied structures and/or certain environmentally sensitive or recreational areas. If new federal, state or local laws, regulations or ballot initiatives that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly to perform hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas E&P activities and, therefore, adversely affect demand for our services and our business. Such laws or regulations could also materially increase our costs of compliance and doing business.
Historically, our hydraulic fracturing compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. It is possible, however, that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, ballot initiatives and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
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
Storage and Handling of Explosive Materials.
Our operations involve the handling of explosive materials for our wireline services provided to our oil and natural gas E&P customers. Despite our use of specialized facilities to store explosive materials and intensive employee training programs, the handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and other third parties could also occur. Any explosive incident could expose us to adverse publicity or liability for damages, including environmental natural resource damages, or cause production restrictions, delays or cancellations, any of which developments could have a material adverse effect on our business, financial condition and results of operations.
Occupational Safety and Health Matters
We are subject to the requirements of the federal Occupational Safety and Health Act which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the proposed new rule regarding respirable silica sand. Although it is not possible to estimate the financial and compliance impact of the proposed respirable silica sand rule or any other proposed rule, the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.
Corporate Information
We were formed in Delaware in 2017 and maintain our principal corporate offices at 1415 Louisiana Street, Suite 2900, Houston, Texas 77002. Our common stock is listed on the New York Stock Exchange and is traded under the symbol “QES.” Our telephone number is 832-518-4094 and our internet address is www.quintanaenergyservices.com. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC").
In addition to the reports filed or furnished with the SEC, we publicly disclose information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website (principally on our “Investors” page). References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report .

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
Our business is cyclical and directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 has caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending have curtailed drilling programs, which has resulted in a reduction in the demand for our services as compared to activity levels in late 2014, as well as the prices we can charge. Although a recovery began in late 2016 and continued through 2017 and early 2018, the recovery has been marked by periods of volatility, most recently in the fourth quarter of 2018, and the outlook for 2019 remains unclear. If oil and natural gas prices decline below current levels for an extended period of time, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our business, financial condition and results of operations.
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

•	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the potential acceleration of development of alternative fuels;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and natural gas producers and drilling contractors;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing;

•
any prolonged reduction in the overall level of oil and natural gas E&P activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting;

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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, WTI has ranged from a low of $26.21 per Bbl in February 2016 to a high of $107.26 per Bbl in June 2014. As of December 28, 2018 WTI closed at $45.15 per Bbl, a 25.3% decrease compared to WTI on December 31, 2017. As of March 1, 2019, WTI closed at $55.76 per Bbl. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our business, financial condition and results of operations may be materially and adversely affected.
We have operated at a loss in the past, and there is no assurance of our profitability in the future.
Historically, we have experienced periods of low demand for our services and have incurred operating losses. For example, in 2016 we had a net loss of $154.7 million, in 2017 we had a net loss of $21.2 million and in 2018 we had a net loss of $18.2 million. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.
Restrictions in our New ABL Facility could limit our growth and our ability to engage in certain activities.
Concurrently with the closing of our IPO, we entered into a new asset-based revolving credit facility, which we refer to as our “New ABL Facility,” borrowing $13.0 million. The operating and financial restrictions and covenants in our New ABL Facility and any future financing agreements may restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our New ABL Facility restricts or limits our ability to:

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
Furthermore, our New ABL Facility contains a minimum fixed charge coverage ratio financial covenant tested from time to time. Our ability to comply with the covenants and restrictions contained in our New ABL Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with such covenants may be impaired. Any violation of the restrictions, covenants, ratios or tests in our New ABL Facility could result in an event of default, which may cause indebtedness under our New ABL Facility to become immediately due and payable, and our lender's commitment to provide further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our New ABL Facility or any new indebtedness could have similar or more restrictive covenants and conditions. For more information about our New ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our New ABL Facility.”
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
Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of gases, hydraulic fracturing fluids or wastewater into the environment. These conditions can cause:

•	disruption in operations;

•	substantial repair, restoration or remediation costs;

•	personal injury or loss of human life;

•	significant damage to or destruction of property and equipment;

•	environmental pollution, including groundwater contamination;

•	unusual or unexpected geological formations or pressures and industrial accidents;

•	impairment or suspension of operations; and

•	substantial revenue loss.
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
We have multi-year proppant supply contracts for approximately 143,000 average annual tons through 2020. The proppant market remains highly competitive and relatively volatile. An increase in the cost of proppant as a result of increased demand or a decrease in the number of proppant providers as a result of consolidation could increase our cost of an essential raw material in hydraulic stimulation and have a material adverse effect on our business, financial condition and results of operations.
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
In most states, our operations and the operations of our oil and natural gas E&P customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or otherwise delay required approvals. Therefore, our E&P customers’ operations in certain areas of the United States may be canceled or interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
Our oil and natural gas E&P customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas E&P operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells that are used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or may have been, the likely cause of induced seismicity. In 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the use of such wells. For example, Oklahoma issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Texas adopted similar rules. Also, in late 2016, the OCC’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years, including during 2018, the OCC’s Oil and Gas Conservation Division has issued orders limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has asserted federal regulatory authority and performed investigations over aspects of the process. For example, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The BLM also published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and Native American lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we or our E&P customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions, delays or cancellations in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.
Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Also, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years, when certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or costly in the future including, for example, by increasing mandatory setback distances of oil and natural gas operations, including hydraulic fracturing, from specific occupied structures and/or certain environmentally sensitive or recreational areas. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation, regulation or ballot initiatives could also lead to operational restrictions, delays or cancellations for our customers or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult for us and our customers to perform hydraulic fracturing. The adoption of any federal, state or local laws or ballot initiatives, or the implementation of regulations or ballot initiatives regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in transportation regulations may increase our costs and negatively impact our business, financial condition and results of operations.
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, onboard ELD requirements and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise have a material adverse effect on our business, financial condition and results of operations.
We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our operations and the operations of our oil and natural gas E&P customers are subject to numerous federal, tribal, regional, state and local laws and regulations relating to protection of the environment, including natural resources, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our E&P customers, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in non-producing formations in connection with E&P activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our E&P customers to comply with these laws and regulations could result in prohibitions or restrictions on operations, assessment of sanctions including administrative, civil and criminal penalties, issuance of corrective action orders requiring the performance of investigatory, remedial or curative activities or enjoining performance of some or all of our operations in a particular area and the occurrence of restrictions, delays or cancellations in the permitting or performance of projects.
Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or environmental natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Additionally, multiple environmental laws provide for citizen suits, which allow private parties, including environmental organizations, to act in place of the government and sue operators for alleged violations of environmental law. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our business, financial condition and results of operations.
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement, could restrict, delay or cancel exploratory or developmental drilling for oil and natural gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance
The occurrence of explosive incidents could disrupt our or our customers' operations and could adversely affect our business, financial condition and results of operations.
Our operations involve the storage and handling of explosive materials for our wireline services provided to our oil and natural gas E&P customers. Despite our use of specialized facilities to store explosive materials and intensive employee training programs, the handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or our E&P customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our E&P customers and other third parties could also occur. Any explosive incident could expose us to adverse publicity or liability for damages or cause production restrictions, delays or cancellations, any of which developments could have a material adverse effect on our business, financial condition and results of operations.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, financial condition, results of operation and reputation.
We are subject to laws and regulations relating to human exposure to crystalline silica. For example, in 2016, OSHA published a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessments, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recording. Compliance with most aspects of the 2016 rule relating to hydraulic fracturing was required by June 2018, and the 2016 rule further requires compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. Federal regulatory authorities, including OSHA and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.
In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our oil and natural gas E&P customers’ use of hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or employee or third-party lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our E&P customers or reduced financing sources available to the hydraulic fracturing industry.
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
Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas E&P customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, financial condition and results of operations.
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our E&P customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws, including the Clean Water Act, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. In 2015, the EPA and the Corps published a final rule outlining their position on the federal jurisdictional reach over waters of the United States, including wetlands, but legal challenges to this rule followed. Beginning in the first quarter of 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, the agencies have (i) published a proposed rule in 2017 to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule, (ii) published a final rule in February 2018 adding a February 6, 2020 applicable date to the 2015 rule, and (iii) published a proposed rule in December 2018 re-defining the Clean Water Act’s jurisdiction over waters of the United States for which the agencies will seek public comment. The 2015 and February 2018 final rules are being challenged by various factions in federal district court and implementation of the 2015 rule has been enjoined in twenty-eight states pending resolution of the various federal district court challenges. Also, in 2016, the EPA published final regulations prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly-owned wastewater treatment plants. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of the flowback and produced water on economic terms may increase our customers’ operating costs and cause restrictions, delays, interruptions or termination of our E&P customers’ operations, the extent of which cannot be predicted.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Chief Accounting Officer, Divisional Presidents, and certain of our Vice Presidents, could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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
At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. Additionally, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore and offshore production facilities, which include certain of our E&P customers’ operations. The EPA has expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In 2016, the EPA published NSPS, known as Subpart OOOOa, which requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOOa, by using certain equipment-specific emissions control practices. However, in 2017, the EPA published a proposed rule to stay certain portions of these Subpart OOOOa standards for two years but the rule was not finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule, and in September 2018 the EPA proposed additional amendments, including rescission of certain requirements and revisions to other requirements, such as fugitive emission monitoring frequency. Furthermore, in 2016, the BLM published a final rule that established, among other things, requirements to reduce methane emissions by regulating venting, flaring and leaks from oil and natural gas production activities on onshore federal and Native American lands. However, in September 2018, the BLM published a final rule that rescinds most of the new requirements of the 2016 final rule and codifies the BLM’s prior approach to venting and flaring but the rule rescinding the 2016 final rule has been challenged in federal court and remains pending.
Internationally, in late 2015, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or separately negotiated agreement are unclear at this time. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services and results of operations. Moreover, recent activism directed at shifting funds away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

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
Technology advancements in drilling and well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition and results of operations.
The hydraulic fracturing and completions tool industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our oil and natural gas E&P customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our segments may be concentrated in particular geographic regions, which could exacerbate any negative performance of those companies to the extent those companies perform poorly.
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
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.
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
We do not have patents or patent applications relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.
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
The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
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

Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our Board of Directors (the "Board of Directors" or "Board") regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
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
We evaluate our long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and other intangible assets. There was no impairment on our long-lived assets for the years ended December 31, 2018 and 2017.
The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
Specifically, Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with Sarbanes-Oxley, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.

Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. This assessment includes the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we continue to dedicate internal resources and utilize outside consultants and continue to execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We cannot assure you that there will not be material weaknesses or significant deficiencies in our disclosure controls or our internal controls over financial reporting in the future. For so long as we remain as an emerging growth company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.
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
Upon completion of our IPO, investment funds managed by Quintana Capital Group (“Quintana”), Archer Well Company Inc. ("Archer"), Geveran Investments Limited and its affiliates (“Geveran”), Robertson QES Investment LLC (“Robertson QES”) and Corbin J. Robertson, Jr. (“Mr. Robertson” and, together with Quintana, Archer, Geveran, and Robertson QES, the “Principal Stockholders”), own, on a combined basis, approximately 75.7% of our voting stock as of March 1, 2019. As a result, on a combined basis, the Principal Stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of the Principal Stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
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
In addition, our second amended and restated equity rights agreement (the “Equity Rights Agreement”), provides Quintana with the right to appoint two directors to our Board of Directors, provides Archer with the right to appoint two directors to our Board of Directors and provides Geveran with the right to appoint one director to our Board of Directors. Pursuant to the Equity Rights Agreement, the Principal Stockholders are also deemed a “group” for purposes of certain rules and regulations of the SEC. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. See “Management—Status as a Controlled Company.”
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
Quintana, Archer and their respective affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable Quintana or Archer to benefit from corporate opportunities that might otherwise be available to us.
Our governing documents provide (a) that we renounce any interest and expectancy in any business opportunity that may be from time to time presented to Quintana or Archer or their respective affiliates, and (b) that Quintana and Archer and their respective affiliates (including their portfolio investments) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation does, among other things:

•	permit Quintana and Archer, and their respective affiliates to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

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
A significant reduction by any of the Principal Stockholders of their respective ownership interests in us could adversely affect us.
We believe that the Principal Stockholders' ownership interests in us provide each of them with an economic incentive to assist us to be successful. None of the Principal Stockholders are subject to any obligation to maintain their respective ownership interest in us and may elect at any time to sell all or a substantial portion of or otherwise reduce their respective ownership interest in us. If any of the Principal Stockholders sell all or a substantial portion of their respective ownership interest in us, such Principal Stockholder may have less incentive to assist in our success and such Principal Stockholders' affiliate(s) that are expected to serve as members of our Board of Directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our business, financial condition and results of operations.
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
We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Additionally, our New ABL Facility places certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us may be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price at which you purchased your shares of common stock.
Future sales of our common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings or may issue additional shares of common stock or convertible securities. We have 33,907,414 shares of our common stock outstanding as of March 1, 2019.
In connection with our IPO, on February 14, 2018, we filed a registration statement with the SEC on Form S-8 providing for the registration of 5,257,215 shares of our common stock issued or reserved for issuance under our equity incentive plan. Subject to the satisfaction of vesting conditions and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.
Additionally, on December 21, 2018, pursuant to our contractual obligations under the Registration Rights Agreement, dated February 13, 2018, by and among the Company and certain of the Principal Stockholders, the Company filed a selling stockholder shelf registration statement on Form S-1 with the SEC and registered 25,654,384 shares of our common stock, par value $0.01 per share, which may be offered for sale from time to time by the selling stockholders named therein (the “December 2018 Form S-1”). The shares of our common stock covered by the December 2018 Form S-1 were issued by us to the selling stockholders in the corporate reorganization connected to our IPO or were purchased by the selling stockholders in our IPO, which closed on February 13, 2018. We are not selling any shares of common stock pursuant to the December 2018 Form S-1 and will not receive any proceeds from the sale of any shares of common stock by the selling stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and/or sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
These requirements will not apply to us as long as we remain a controlled company. We intend to utilize some or all of these exemptions. For example, while not currently mandatory given our controlled company status, we have voluntarily established a compensation committee as of the closing of our IPO. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. See “Management—Status as a Controlled Company.”
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are classified as an emerging growth company under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.07 billion of non-convertible debt over a three-year period.
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
As a smaller reporting company, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.
We are currently a “smaller reporting company” as defined in the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of Sarbanes-Oxley requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other reduced disclosure obligations with respect to our SEC filings. We will remain a “smaller reporting company” until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our recently completed second fiscal quarter is over $250 million. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We currently lease our corporate headquarters, which are located at 1415 Louisiana Street, Suite 2900, Houston, Texas 77002. We currently own or lease the following additional material facilities:

	Leased or Owned	Expiration of Lease
Directional Drilling
Midland, TX	Leased	6/30/2022
Midland, TX	Leased	12/31/2021
Oklahoma City, OK	Leased	6/30/2026
Willis, TX	Owned	N/A
Willis, TX	Leased	Month-to-Month
Mills, WY	Leased	10/31/2026
Morgantown, WV	Leased	Month-to-Month
Pressure Pumping
Gillette, WY	Leased	11/30/2021
Ponca City, OK	Owned	N/A
Union City, OK	Owned	N/A
Oakley, KS	Owned	N/A
Chanute, KS	Owned	N/A
Thayer, KS	Owned	N/A
El Dorado, KS	Owned	N/A
Ottawa, KS	Owned	N/A
Pressure Control
Williston, ND	Owned	N/A
Greeley, CO	Owned	N/A
Odessa, TX	Leased	3/31/2021
Victoria, TX	Owned	N/A
Longview, TX	Owned	N/A
Arnett, OK	Owned	N/A
Elk City, OK	Leased	4/30/2027
Oklahoma City, OK	Leased	12/12/2026
Kensett, AR	Leased	Month-to-Month
Lore City, OH	Leased	4/14/2020
Wireline
Guthrie, OK	Owned	N/A
Levelland, TX	Owned	N/A
Odessa, TX	Leased	3/31/2021
Alice, TX	Leased	12/31/2021
Rosharon, TX	Leased	7/31/2019
Longview, TX	Leased	3/8/2021
Cresson, TX	Owned	N/A
Fort Worth, TX	Leased	12/31/2020
We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings
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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
In connection with our IPO, our common stock began trading on the NYSE under the symbol “QES” on February 9, 2018.
As of March 1, 2019, we had approximately 33,907,414 shares of common stock outstanding and 46 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
Dividend Policy
We do not anticipate declaring or paying cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our Board of Directors may deem relevant. In addition, our New ABL Facility places restrictions on our ability to pay cash dividends to holders of our common stock. For more information on our New ABL Facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-New ABL Facility” below.
Securities Authorized for Issuance under Equity Compensation Plans
Information covering securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.
Recent Sales of Unregistered Securities
The Company has had no unregistered sales of equity securities not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under our common stock repurchase program, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2018	5,667	$6.40	5,667	$5,964
November 2018	47,112	$6.26	47,112	$5,669
December 2018 (1)	43,528	$4.72	43,528	$5,463
October to December 31, 2018 Total	96,307		96,307

(1) On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate

QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy, at the Company’s discretion.
During the quarter ended December 31, 2018, approximately 2,033 shares were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

Item 6.	Selected Financial Data
As a smaller reporting company, we are not required to provide the disclosure required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 MWD kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 267,500 hydraulic horsepower (“HHP”) as of December 31, 2018. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment provides various forms of well control, completions and workover applications through our 24 coiled tubing units (10 of which are Large Diameter), 36 rig-assisted snubbing units and ancillary equipment. As of December 31, 2018, our wireline services included 41 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
The Company was incorporated on April 13, 2017 and this Annual Report includes the results of our accounting Predecessor, Quintana Energy Services LP (“QES LP” or our “Predecessor”), which was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”), we became the holding company for QES LP and its subsidiaries.
How We Generate Revenue and the Costs of Conducting Our Business
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
We derive a majority of our revenues from services supporting oil and natural gas operations. As oil and natural gas prices fluctuate significantly, demand for our services correspondingly change as our customers must balance expenditures for drilling and completion services against their available cash flows. Because our services are required to support drilling and completions activities, we are also subject to changes in spending by our customers as oil and natural gas prices fluctuate.

During the fourth quarter of 2018, the price of crude oil fell approximately 38.6%, with WTI closing at $45.15 per barrel on December 28, 2018. This precipitous decline in crude oil prices had a moderately negative impact on our fourth quarter 2018 consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. If the current pricing environment for crude oil does not improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our future results of operations, cash flows and financial position.

Demand for our services has continued to improve since May 2016 as oil and natural gas prices have increased from previous levels and as the Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has increased from 375 rigs on May 27, 2016 to 1,052 rigs as of December 31, 2018. Although our industry experienced a significant downturn beginning in late 2014 and remained depressed for a prolonged period, which materially adversely affected our results in 2015 and 2016, the rebound in demand and increasing rig count beginning in May 2016 has improved both activity levels and pricing for our services.

Despite the recent decline in oil prices, demand for our services has improved since May 2016. From the second quarter of 2016 through the fourth quarter of 2018, our Directional Drilling segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 311.4%, while day rates have improved from the lows we experienced during the second quarter of 2016. We reactivated our second and third pressure pumping hydraulic fracturing fleets in February and October 2017, and placed our fourth hydraulic fracturing fleet into service during June 2018. Utilization of our Pressure Control assets has also continued to improve since the second quarter of 2016.
Directional Drilling: Our Directional Drilling segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under balanced drilling, MWD and rental tools. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. We also provide a suite of integrated and related services, including downhole rental tools. We generally provide directional drilling services on a day rate or hourly basis. We charge prevailing market prices for the services provided in this segment, and we may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary by location and depend on the equipment and personnel required for the job and the market conditions in the region in which the services are performed. In addition to fees that are charged during periods of active directional drilling, a stand-by fee is typically agreed upon in advance and charged on an hourly basis during periods when drilling must be temporarily ceased while other on-site activity is conducted at the direction of the operator or another service provider. We will also charge customers for the additional cost of oilfield downhole tools and rental equipment that is involuntarily damaged or lost-in-hole. Proceeds from customers for the cost of oilfield downhole tools and other equipment that is involuntarily damaged or lost-in-hole are reflected as product revenues.
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of December 31, 2018, 90.2% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs, during the year ended December 31, 2018 we have increased the number of “follow me rigs” from approximately 32 in January of 2016 to 74 as of December 31, 2018. We intend to continue to re-deploy additional MWD kits over the course of the fourth quarter and into 2019, as market conditions warrant.
Our Directional Drilling segment accounted for approximately 31.9%, 33.2% and 35.8% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Pressure Pumping: Our Pressure Pumping segment provides Pressure Pumping services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from Pressure Pumping services in the Mid-Continent and Rocky Mountain regions.
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
Our Pressure Pumping segment accounted for approximately 35.4%, 35.0% and 21.5% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Pressure Control: Our Pressure Control segment provides a wide scope of Pressure Control services, including coiled tubing, rig assisted snubbing, nitrogen, fluid pumping and well control services.
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

Our Pressure Control segment accounted for approximately 20.3%, 20.5% and 24.9% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Wireline: Our Wireline segment principally works in connection with hydraulic fracturing services in the form of pump-down services for setting plugs between hydraulic fracturing stages, as well as with the deployment of perforation equipment in connection with “plug-and-perf” operations. We offer a full range of other pump-down and cased-hole wireline services. We also provide cased-hole production logging services, injection profiling, stimulation performance evaluation and water break-through identification via this segment. In addition, we provide industrial logging services for cavern, storage and injection wells.
We provide our wireline services on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. We typically charge the customer for these services on a per job basis at agreed-upon spot market rates.
Our Wireline segment accounted for approximately 12.4%, 11.4% and 17.8% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
How We Evaluate Our Operations
Our management team utilizes a number of measures to evaluate the results of operations and efficiently allocate personnel, equipment and capital resources. We evaluate our segments primarily by asset utilization, revenue and Adjusted EBITDA.
For each of our business services segments, we measure our utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month. We generally consider an asset to be working such days that it is at or in transit to a job location. Undue reliance should not be placed on utilization as an indicator of our financial or operating performance because depending on the type of service performed, requirements of the job as well as competitive factors, revenue and profitability can vary from job to job.
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net income or cash flows as determined by U.S. generally accepted accounting principles ("GAAP"). We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain)/loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses and equipment stand-up expense.
We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined by GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For a definition and description of Adjusted EBITDA and reconciliations of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Adjusted EBITDA” below.
Items Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations
The historical financial results of our Predecessor discussed below may not be comparable to our future financial results for the reasons described below.

•
During 2017, we sold select pressure pumping and wireline assets for aggregate sale proceeds of $27.6 million. During 2018 we completed strategic investments of approximately $30.0 million to expand our hydraulic fracturing fleet and our fleet of Large Diameter coiled tubing units. While we expect continued growth, expansions and strategic divestitures in the future, it is likely such growth, expansions and divestitures will be economically different from the acquisitions and divestitures discussed above, and such differences in economics will impact the comparability of our future results of operations to our historical results.

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

•
Our IPO served as a vesting event under the phantom unit awards granted under our Predecessor's 2015 and 2017 LTIP Plans. As a result, certain of our Predecessor's phantom unit awards fully vested and were settled in connection with the IPO and additional phantom unit awards will fully vest and be settled according to their vesting schedules. We recognized $17.9 million of stock-based compensation expense for the year ended December 31, 2018. Stock-based compensation expense of approximately $10.0 million associated with these phantom unit awards was recognized for the year ended December 31, 2018. See "Note 1 - Organization and Nature of Operations" for additional details on our IPO and related phantom unit awards.

•
As we continue to implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative (“G&A”), expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy and other factors we may not have the ability to control in addition to those explained above.
Recent Trends and Outlook
Demand for our services is predominantly influenced by the level of drilling and completion activity by E&P companies (“operators”), which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. WTI has increased from its low of $26.21 per Bbl in early 2016 to $45.15 per Bbl as of December 28, 2018. Natural gas prices have increased from their lows of $1.64 per MMBtu in early 2016 to $3.26 per MMBtu as of December 31, 2018. Drilling and completion activity in the United States has increased significantly as commodity prices have generally increased, which corresponds with increased demand for our services. Despite the significant increase in demand from the lows of 2016, there remains opportunity for growth in 2019 and beyond.
Commodity price volatility remains present in the market and WTI dropped over 38.6% in the fourth quarter of 2018. This price volatility created headwinds for the industry in late 2018 and into early 2019. However, oil prices have climbed since the beginning of 2019, and we believe supply and demand fundamentals for multi-year industry growth are still intact. The shale revolution in the United States continues to evolve with both operators and service companies introducing significant efficiencies to drive cost from exploration and production work. Both public and private operators appear to have shifted their strategies from production growth to operating within cash flow and generating returns. While it may create some near term budget constraints, we believe this is a positive sign for the long-term prospects of our industry. If widely implemented, this strategic shift may moderate volatility in demand for our services, which over time will drive improved results.

The drop in oil prices in late 2018 appears to have contributed to the moderation of 2019 budgets for operators. We believe the mix of moderated 2019 budgets, a shifting strategy for operators to remain within cash flow, and the takeaway constraints in the Permian Basin may reduce overall completions activity levels during the beginning of 2019. While we do not provide hydraulic fracturing services in the Permian Basin, we have seen the impact of the slowdown in that region in the Mid-Continent and other regions as hydraulic fracturing fleets migrate from the Permian Basin to other basins, placing pressure on pricing. We believe, however, that in the second half of 2019, there are several catalysts that could increase demand for our services from their current levels, including reloaded operator budgets, a supportive commodity price environment, improvements to takeaway capacity constraints in the Permian Basin and a material inventory of drilled but uncompleted wells. We will continue to refine our cost structure, adjust headcount and reposition our assets with high utilization customers as market conditions evolve.

Our industry remains fragmented and there are ample opportunities for consolidation amongst service companies. For 2019, we intend to continue to strengthen our operating divisions through a combination of organic growth and to pursue strategic acquisition opportunities.

Results of Operations
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues:	$604,354	$438,033	$210,428
Costs and expenses:
Direct operating costs	468,502	335,609	182,928
General and administrative	97,280	69,856	73,600
Depreciation and amortization	46,683	45,687	78,661
Fixed asset impairment	—	—	1,380
Goodwill impairment	—	—	15,051
(Gain) loss on disposition of assets	(2,375)	(2,639)	5,375
Operating loss	(5,736)	(10,480)	(146,567)
Non-operating income (expense):
Interest expense	(11,825)	(11,251)	(8,015)
Other income	—	666	—
Loss before income tax	(17,561)	(21,065)	(154,582)
Income tax expense	(621)	(91)	(167)
Net loss	$(18,182)	$(21,156)	$(154,749)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Segment Adjusted EBITDA:
Directional Drilling	$23,694	$17,498	$(76)
Pressure Pumping	28,700	27,784	(19,372)
Pressure Control	18,389	6,539	(5,804)
Wireline	1,362	(1,794)	(6,161)
Adjusted EBITDA (1)	$60,232	$41,226	$(36,679)
Other Operational Data:
Directional Drilling rig days (2)	18,252	14,407	7,001
Average monthly Directional Drilling rigs on revenue (3)	69	58	31
Total hydraulic fracturing stages	4,179	2,993	1,567
Average hydraulic fracturing revenue per stage	$47,897	$47,189	$23,338

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

Adjusted EBITDA
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the year ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(18,182)	$(21,156)	$(154,749)
Income tax expense	621	91	167
Interest expense	11,825	11,251	8,015
Other income	—	(666)	—
Depreciation and amortization expense	46,683	45,687	78,661
Fixed asset impairment	—	—	1,380
Goodwill impairment (1)	—	—	15,051
(Gain) loss on disposition of assets, net (2)	(2,375)	(2,639)	5,375
Non-cash stock based compensation	17,898	—	—
Transaction expense (3)	—	977	4,358
Rebranding expense (4)	322	9	2,237
Settlement expense (5)	825	3,680	1,740
Severance expense (6)	235	243	1,075
Equipment and stand-up expense (7)	2,380	3,749	11
Adjusted EBITDA	$60,232	$41,226	$(36,679)

1.
For the year ended December 31, 2016, represents a non-cash goodwill impairment charge related to Directional Drilling and the continual decline in commodity pricing and historical low rig activity in 2015, which continued in 2016.

2.	Excludes gains on disposition of assets lost in hole of $5.4 million, $7.9 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

3.
For the years ended December 31, 2017 and 2016, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan (as defined in Item 7 - Liquidity and Capital Resources), of which $1.0 million and $4.4 million was recorded in general and administrative expenses.

4.	Relates to expenses incurred in connection with rebranding our segments.

5.
For the year ended December 31, 2018, represents lease buyouts, legal fees for FLSA claims, expenses associated with facility closures and other non-recurring expenses that were recorded in general and administrative expenses. For the years ended December 31, 2017 and 2016 relates to the non-recurring settlement of lease termination costs associated with the 2016 market downturn, and sales tax audit accrual and retention payments in the years ended December 31, 2017 and 2016 associated with the acquisition of the U.S. pressure pumping, directional drilling. wireline and pressure control businesses of Archer. In our performance for the year ended December 31, 2017 and the year ended December 31, 2016, $0.5 million and $0.5 million was recorded in direct operating expenses, respectively, and $3.1 million and $1.2 million was recorded in general and administrative expenses, respectively.

6.
Relates to severance expenses in the years ended December 31, 2017 and 2016 incurred in connection with a program implemented to reduce headcount in connection with the industry downturn, of which $0.2 million and $0.8 million was recorded to direct operating expenses, respectively and a nominal amount was recorded to general and administrative expenses. In our performance for the year ended December 31, 2018, $0.2 million was recorded in general and administrative expenses.

7.
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. In our performance for the year ended December 31, 2018, approximately $2.2 million was recorded in direct operating expenses and approximately $0.2 million was recorded in general and administrative expenses for the deployment of our fourth hydraulic fracturing fleet and upgrades of coiled tubing units to large diameter specification For the year ended December 31, 2017, this primarily represents costs related to the deployment of our third hydraulic fracturing fleet, of which $2.2 million was recorded in direct operating expenses and $0.2 million was recorded in general and administrative expenses. For the year ended December 31, 2016, approximately $0.01 million was recorded in direct operating expenses

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Year Ended
	December 31, 2018	December 31, 2017
Revenue:
Directional Drilling	$192,491	$145,230
Pressure Pumping	214,154	153,118
Pressure Control	122,620	89,912
Wireline	75,089	49,773
Total revenue	$604,354	$438,033
Revenue for the year ended December 31, 2018 increased by $166.4 million, or 38.0%, to $604.4 million from $438.0 million for the year ended December 31, 2017. The increase in revenue by segment was as follows:
Directional Drilling revenue increased by $47.3 million, or 32.6%, to $192.5 million for the year ended December 31, 2018, from $145.2 million for the year ended December 31, 2017. This increase was primarily attributable to a 28.2% increase in utilization and a 7.1% increase in pricing. Approximately 93.0% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the year ended December 31, 2018 compared to 94.0% for the year ended December 31, 2017. The change in utilization and pricing accounted for 74.9% and 25.1% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue increased by $61.1 million, or 39.9%, to $214.2 million for the year ended December 31, 2018, from $153.1 million for year ended December 31, 2017. This increase was primarily attributable to the mobilization of additional hydraulic fracturing fleets in February 2017, October 2017 and June 2018, which drove a 39.6% increase in stages pumped for the year ended December 31, 2018. Additionally, we experienced a 1.5% increase in average revenue per stage for the year ended December 31, 2018, due to a shift in the job types completed. Approximately 93.5% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the year ended December 31, 2018, compared to 92.2% for the year ended December 31, 2017.
Pressure Control revenue increased by $32.7 million, or 36.4%, to $122.6 million for the year ended December 31, 2018, from $89.9 million for the year ended December 31, 2017. This increase was primarily attributable to a 3.5% increase in weighted average utilization and a 48.6% increase in weighted average revenue per day for the year ended December 31, 2018. The addition of new Large Diameter coiled tubing units deployed and higher well control activities positively impacted both Pressure Control revenue and weighted average revenue per day during the year ended December 31, 2018.
Wireline revenue increased by $25.3 million, or 50.8%, to $75.1 million for the year ended December 31, 2018, from $49.8 million for the year ended December 31, 2017. The increase was primarily attributable to a 24.8% increase in utilization and a 38.0% increase in revenue per day for the year ended December 31, 2018. Approximately 78.0% of our Wireline segment revenue was derived from unconventional services for the year ended December 31, 2018, compared to 71.4% for the year ended December 31, 2017. The change in utilization and pricing accounted for 23.4% and 76.6% of the Wireline revenue change, respectively.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of dollars):

	Year Ended
	December 31, 2018	December 31, 2017
Direct operating expenses:
Directional Drilling	$148,272	$111,978
Pressure Pumping	171,974	115,526
Pressure Control	88,717	69,483
Wireline	59,539	38,622
Total direct operating expenses	$468,502	$335,609
Direct operating expenses for the year ended December 31, 2018 increased by $132.9 million, or 39.6%, to $468.5 million, from $335.6 million for the year ended December 31, 2017. The increase in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $36.3 million, or 32.4%, to $148.3 million for the year ended December 31, 2018, from $112.0 million for the year ended December 31, 2017. This increase was primarily attributable to a 26.7% increase in rig days over the same period, which in turn resulted in increased direct operating expenses for personnel, equipment, and repair and maintenance.
Pressure Pumping direct operating expenses increased by $56.5 million, or 48.9%, to $172.0 million for the year ended December 31, 2018, from $115.5 million for the year ended December 31, 2017. This increase was primarily attributable to increased activity driven by a 39.6% increase in stages pumped compared to the prior period, which resulted in direct operating expense increases in materials, equipment and personnel costs. Additionally, Pressure Pumping placed incremental hydraulic fracturing fleets in service in February 2017, October 2017 and June 2018 driving direct operating expenses higher.
Pressure Control direct operating expenses increased by $19.2 million, or 27.6%, to $88.7 million for the year ended December 31, 2018, from $69.5 million for the year ended December 31, 2017. This increase was primarily attributable to increased market activity, including a 3.5% increase in weighted average utilization, which resulted in increased direct operating expenses associated with personnel, equipment and materials.
Wireline direct operating expenses increased by $20.9 million, or 54.1%, to $59.5 million for the year ended December 31, 2018, from $38.6 million for the year ended December 31, 2017. This increase was primarily attributable to increased market activity, including a 24.8% increase in utilization which resulted in increased direct operating expenses associated with personnel, equipment and consumables.
General and administrative expenses. G&A expenses represent the costs associated with managing and supporting our operations. These expenses increased by $27.4 million, or 39.2%, to $97.3 million for the year ended December 31, 2018, from $69.9 million for the year ended December 31, 2017. The increase in G&A expenses was primarily driven by stock based compensation expense of $17.9 million recognized in 2018. No stock expense was recognized in 2017. The increase in G&A expenses was also driven by additional administrative expenses related to being a publicly traded company and outsourced services for internal controls and tax consultancy compliance. Increases in headcount also contributed to the increase in G&A expenses during the year ended December 31, 2018.
Depreciation and amortization. Depreciation and amortization expense increased $1.0 million, or approximately 2.2% to $46.7 million for the year ended December 31, 2018. The slight increase in depreciation and amortization expense was primarily attributable to the fourth hydraulic fracturing fleet, Large Diameter coiled tubing units and additional equipment and machinery placed into service during the year ended December 31, 2018.
Gain on disposition of assets, net. Net gain on disposition of assets for year ended December 31, 2018 was $2.4 million, primarily attributable to gains on idle equipment disposals in our Wireline segment, offset by losses in other segments, compared to a $2.6 million net gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the year ended December 31, 2017.
Interest expense. Interest expense increased by $0.5 million, or approximately 4.4%, to $11.8 million for the year ended December 31, 2018, compared to $11.3 million for the year ended December 31, 2017. Upon closing of the IPO, the proceeds were used to pay off the Former Revolving Credit Facility and Former Term Loan, which resulted in the write-off of additional deferred financing costs of $1.9 million, discounts on the Former Term Loan of $5.3 million, a repayment premium of $1.3 million and interest on the New ABL Facility. The increase was partially offset by lower borrowings on the New ABL Facility during the year ended December 31, 2018.
Adjusted EBITDA. Adjusted EBITDA for year ended December 31, 2018 increased by $19.0 million, or 46.1% to $60.2 million from $41.2 million for the year ended December 31, 2017. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $6.2 million, or 35.4%, to $23.7 million in the year ended December 31, 2018, compared to $17.5 million in the year ended December 31, 2017. The increase was primarily attributable to a 32.6% increase in revenue as a result of higher utilization and pricing partially driven by greater use of specialized technology and tools, which was offset by a 32.4% increase in direct operating costs and a 37.0% increase in G&A expenses due to increased activity levels.
Pressure Pumping Adjusted EBITDA increased by $0.9 million, or 3.2% to $28.7 million in the year ended December 31, 2018, compared to $27.8 million in the year ended December 31, 2017. The increase was primarily attributable to a 39.9% increase in revenue driven by increased hydraulic fracturing activity, which was partially offset by a 48.9% increase in direct operating expenses and a 20.0% increase in G&A expenses incurred as the business deployed additional equipment, including the third and fourth hydraulic fracturing fleets.
Pressure Control Adjusted EBITDA increased by $11.9 million, or 183.1% to $18.4 million in the year ended December 31, 2018, compared to $6.5 million in the year ended December 31, 2017. The increase was primarily attributable to a 36.4% increase in revenue driven by increased completions and well control activity, which was offset by a 27.6% and 18.9% increase in direct operating and G&A expenses driven by increased personnel, materials and overhead costs.

Wireline Adjusted EBITDA increased by $3.2 million to $1.4 million in the year ended December 31, 2018, compared to $(1.8) million in the year ended December 31, 2017. The increase was primarily attributable to a 50.8% increase in revenue driven by increased pricing and utilization, partially offset by a 54.1% increase in direct operating expenses and a 14.8% increase in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue. The following table provides our revenues by segment for the periods indicated (in thousands of dollars):

	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Directional Drilling	$145,230	$75,326
Pressure Pumping	153,118	45,165
Pressure Control	89,912	52,388
Wireline	49,773	37,549
Total revenue	$438,033	$210,428
Revenue for the year ended December 31, 2017 increased by $227.6 million, or 108.2%, to $438.0 million from $210.4 million for the year ended December 31, 2016. The increase in revenue by segment was as follows:
Directional Drilling revenue increased by $69.9 million, or 92.8%, to $145.2 million for the year ended December 31, 2017, from $75.3 million for the year ended December 31, 2016. This increase was primarily attributable to a 101.9% increase in utilization for the year ended December 31, 2017. The utilization increase was offset by a (4.0)% decline in dayrate for the year ended December 31, 2017 as a result of a shift in geographic revenue mix as rig count expanded in 2017. Approximately 94.0% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the year ended December 31, 2017 compared to 91.0% for the year ended December 31, 2016. The change in utilization and pricing accounted for 108.4% and (8.4)% of the Directional Drilling revenue change, respectively.
Pressure Pumping revenue increased by $107.9 million, or 238.7%, to $153.1 million for the year ended December 31, 2017, from $45.2 million for year ended December 31, 2016. This increase was primarily attributable to the mobilization of additional hydraulic fracturing fleets in February 2017 and October 2017, which drove a 91.0% increase in stages for the year ended December 31, 2017. Additionally we experienced a 102.2% increase in average revenue per stage for year ended December 31, 2017, due to improving market conditions and shift in the job types completed. Approximately 92.2% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the year ended December 31, 2017, compared to 81.0% for the year ended December 31, 2016.
Pressure Control revenue increased by $37.5 million, or 71.6%, to $89.9 million for the year ended December 31, 2017, from $52.4 million for the year ended December 31, 2016. This increase was primarily attributable to a 34.6% increase in weighted average utilization and a 28.0% increase in weighted average pricing for the year ended December 31, 2017. The number of days for which we generated revenue (“revenue days”) increased 33.7% for the year ended December 31, 2017. The change in utilization and pricing accounted for 56.4% and 43.6% of the pressure control revenue change, respectively.
Wireline revenue increased by $12.3 million, or 32.8%, to $49.8 million for the year ended December 31, 2017, from $37.5 million for the year ended December 31, 2016. During the year ended December 31, 2017, revenue per day was up 28.2%. Utilization during the year ended December 31, 2017 was up 31.8% driven by a reduction in equipment fleet, while revenue days increased 3.5% for the year ended December 31, 2016. Approximately 71.4% of our Wireline segment revenue was derived from unconventional services for the year ended December 31, 2017, compared to 53.0% for the year ended December 31, 2016. The change in pricing, as measured by revenue per day, and the increased activity accounted for 3.0% and 10.7% of the Wireline revenue change, respectively.

Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated:

	Year Ended
	December 31, 2017	December 31, 2016
Direct operating expenses:
Directional Drilling	$111,978	$58,834
Pressure Pumping	115,526	50,828
Pressure Control	69,483	47,926
Wireline	38,622	25,340
Total direct operating expenses	$335,609	$182,928
Direct operating expenses for the year ended December 31, 2017 increased by $152.7 million, or 83.5%, to $335.6 million, from $182.9 million for the year ended December 31, 2016. The increase in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $53.1 million, or 90.2%, to $112.0 million for the year ended December 31, 2017, from $58.9 million for the year ended December 31, 2016. This increase was primarily attributable to a 105.8% increase in rig days over the same period, which in turn resulted in higher direct operating expenses associated with both personnel and equipment.
Pressure Pumping direct operating expenses increased by $64.7 million, or 127.4%, to $115.5 million for the year ended December 31, 2017, from $50.8 million for the year ended December 31, 2016. This increase was primarily attributable to increased activity driven by a 91.0% increase in hydraulic fracturing stages completed, which resulted in an increase in consumables, equipment and personnel costs.
Pressure Control direct operating expenses increased by $21.6 million or 45.1%, to $69.5 million for the year ended December 31, 2017, from $47.9 million for the year ended December 31, 2016. This increase was primarily attributable to increased market activity, including a 34.6% increase in weighted average utilization and a 33.6% increase in revenue days, which resulted in increased direct operating expenses associated with personnel, equipment and consumables.
Wireline direct operating expenses increased by $13.3 million, or 52.6%, to $38.6 million for the year ended December 31, 2017, from $25.3 million for the year ended December 31, 2016. This increase was primarily attributable to increased market activity in our unconventional plug-and-perf business, which resulted in increased direct operating expenses associated with personnel, equipment and consumables.
General and administrative. G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $3.7 million, or 5.0%, to $69.9 million for the year ended December 31, 2017, from $73.6 million for the year ended December 31, 2016. The decrease in G&A expenses was primarily driven by reduction in overhead across our segments due to the Archer integration that occurred over the course of 2016.
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
Gain on disposition of assets, net. Net gain on disposition of assets for year ended December 31, 2017 was $2.6 million, primarily attributable to the disposition of Pressure Pumping and Wireline assets, compared to a $5.4 million net loss primarily attributable to a $5.8 million loss on disposition of Pressure Pumping segment assets, $0.1 million gain on disposition of Pressure Control segment assets and $0.3 million gain on disposal of Wireline segment assets for the year ended December 31, 2016.
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
Adjusted EBITDA. Adjusted EBITDA for year ended December 31, 2017 increased by $77.9 million to $41.2 million from $(36.7) million for the year ended December 31, 2016. The increase in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA for our Directional Drilling segment increased by $17.6 million to $17.5 million in the year ended December 31, 2017, compared to $(0.1) million in the year ended December 31, 2016. The increase was primarily attributable to a 92.8% increase in revenue associated with increased rig count and drilling capital spending by E&P operators, which was partially offset by direct operating costs increasing by 90.3% due to increased activity levels.
Pressure Pumping Adjusted EBITDA for our pressure pumping segment increased by $47.2 million to $27.8 million in the year ended December 31, 2017, compared to $(19.4) million in the year ended December 31, 2016. The increase was primarily attributable to a 238.7% increase in revenue driven by increased hydraulic fracturing activity, which was partially offset by a 127.4% increase in direct operating expenses incurred as the business increased utilization and deployed additional hydraulic fracturing fleets in February 2017 and October 2017.
Pressure Control Adjusted EBITDA for our Pressure Control segment increased by $12.3 million to $6.5 million in the year ended December 31, 2017, compared to $(5.8) million in the year ended December 31, 2016. The increase was primarily attributable to a 71.6% increase in revenue driven by increased completions and workover activity, which was offset by a 45.1% increase in direct operating expenses.
Wireline Adjusted EBITDA for our Wireline segment increased by $4.4 million, to $(1.8) million in the year ended December 31, 2017, compared to $(6.2) million in the year ended December 31, 2016. The increase was primarily attributable to a 32.8% increase in revenue driven by increased pricing, increased unconventional activity and utilization, partially offset by a 52.6% increase in direct operating expenses.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under our former revolving credit facility (the “Former Revolving Credit Facility”), our former $40.0 million term loan (the “Former Term Loan”), the New ABL Facility (as defined below) and cash flows from operations. At December 31, 2018, we had $13.8 million of cash and cash equivalents and $60.2 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $74.0 million.
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
Our primary use of capital resources has been for investing in property and equipment used to provide our services. Our primary uses of cash are maintenance and growth capital expenditures, including acquisitions and investments in property and equipment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.
The following table sets forth our cash flows for the periods indicated (in thousands of dollars) presented below:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	$39,939	$(11,540)	$(42,835)
Net cash provided by (used in) investing activities	(54,213)	14,510	2,266
Net cash provided by (used in) financing activities	19,327	(6,438)	46,525
Net change in cash	5,053	(3,468)	5,956
Cash balance end of period	$13,804	$8,751	$12,219
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $39.9 million for the year ended December 31, 2018, compared to net cash used in operating activities of $11.5 million for the year ended December 31, 2017. The increase in operating cash flows was primarily attributable to the faster collection of trade receivables and significant operational performance improvements of major key indicators, Directional Drilling rig days, average monthly Directional Drilling rigs on revenue, total hydraulic fracturing stages and average hydraulic fracturing revenue per stage, compared to the lower utilization and pricing experienced during the year ended December 31, 2017 as a result of prevailing market conditions.
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
Net cash provided by (used in) investing activities
Net cash used in investing activities was $54.2 million for the year ended December 31, 2018, compared to net cash provided by investing activities of $14.5 million for the year ended December 31, 2017. The cash flow used in investing activities for the year ended December 31, 2018 was primarily used on our existing fleet capital spending, to activate our fourth hydraulic fracturing fleet, and additional Large Diameter coiled tubing capacity, compared to the net cash provided by divestiture activities during the same period in 2017.

We used $65.0 million to purchase equipment and we received $10.7 million in exchange for selling assets for the year ended December 31, 2018, compared to $21.2 million of cash that was used to purchase equipment and the receipt of $35.8 million in exchange for selling assets during the year ended December 31, 2017.

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
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $19.3 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $6.4 million for the year ended December 31, 2017. Net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO totaling $90.5 million, which was offset by the repayments under our Former Revolving Credit Facility and Former Term Loan, which totaled $92.3 million. In connection with the settlement of the Former Term Loan, a prepayment fee of 3.0%, or approximately $1.3 million was paid. Additionally, $1.3 million was paid for treasury shares in connection with the settlement of equity based compensation, net of taxes, which vested during the year ended December 31, 2018. Common stock repurchases of $0.5 million was paid for treasury shares in connection with our common stock repurchase program during the fourth quarter of 2018.
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
Our Credit Facility
Former Revolving Credit Facility
We had a revolving credit facility which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of our Predecessor. The Former Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense.
Former Term Loan
We also had a four-year, $40.0 million term loan agreement with a lending group, which included Geveran, Archer Holdco LLC, an affiliate of Archer, and Robertson QES, that was scheduled to mature on December 19, 2020. The Former Term Loan contained customary restrictive covenants that required our Predecessor not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.75 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.2 million was paid. The prepayment fee is recorded as a loss on extinguishment of debt and included within interest expense. The Company also recognized $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost in connection with the termination of the Former Term Loan.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at December 31, 2018, was 5.3% and $29.5 million was outstanding and recorded as long term debt under the New ABL Facility as of December 31, 2018. At December 31, 2018, we had $13.8 million of cash and equivalents and $60.2 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $74 million.

The New ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the New ABL Facility at or above specified thresholds or by the existence of an event of default under the New ABL Facility. The New ABL Facility provides for certain baskets and carve-outs from its negative covenants allowing the Company to make certain restricted payments and investments; subject to maintaining availability under the New ABL Facility at or above a specified threshold and the absence of a default thereunder.
The New ABL Facility contains a minimum fixed charge coverage ratio of 1.0 to 1.0 that is triggered when availability under the New ABL Facility falls below a specified threshold and is tested until availability exceeds a separate specified threshold for 30 consecutive days.
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of December 31, 2018, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the year ended December 31, 2018, our capital expenditures were approximately $13.0 million, $29.3 million, $20.1 million and $2.6 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $65.0 million, primarily for the activation of our fourth hydraulic fracturing fleet, the addition of a new Large Diameter coiled tubing unit, upgrades to two existing coiled tubing units to Large Diameter specification and maintenance capital expenditures on existing equipment.
For the year ended December 31, 2017, our capital expenditures, excluding acquisitions, were approximately $9.0 million, $5.3 million, $6.4 million and $0.5 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments for aggregate net capital expenditures of approximately $21.2 million, primarily for purchase of new drilling motors, the redeployment of a hydraulic fracturing fleet and maintenance capital expenditures.
For the year ended December 31, 2016, our capital expenditures (net of proceeds from dispositions of equipment), excluding acquisitions, were approximately $6.5 million, $0.1 million, $0.7 million and $0.0 million in our Directional Drilling segment, Pressure Pumping segment, Pressure Control segment and Wireline segment, respectively, for aggregate net capital expenditures of approximately $7.3 million primarily for the purchase of new drilling motors and replacement of MWD kits.
We currently estimate that our capital expenditures for our existing fleets, approved capacity additions and other projects during 2019 will range from $40.0 million to $50.0 million. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.

We believe that our operating cash flow and available borrowings under our New ABL Facility will be sufficient to fund our operations for the next twelve months. Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific capital expenditures acquisition budget for 2019 since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our New ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy and at the Company’s discretion.  As of December 31, 2018, the Company repurchased 96,307 shares under this program.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2018.
Critical Accounting Policies and Estimates
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
We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with QES's consolidated financial statements and related notes included therewith.
Emerging Growth Company Status
The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.
Allowance for bad debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation, and periodically involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. Our estimates of allowances for bad debts have historically been accurate. Over the last five years, our estimates of allowances for bad debts, as a percentage of accounts receivable before the allowance, have ranged from 0.9% to 2.3%. At December 31, 2018, our allowance for bad debts totaled $1.8 million, or 1.8% of accounts receivable before the allowance. At December 31, 2017, allowance for bad debts totaled $0.8 million, or 0.9% of accounts receivable before the allowance. At December 31, 2016, allowance for bad debts totaled $0.9 million, or 2.3% of accounts receivable before allowance.
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
Legal and Environmental Matters
As of December 31, 2018, we assessed the legal action pending against the Company and have accrued an estimate of probable and estimated costs. Our legal department monitors and manages all claims filed and potential claims against us and reviews all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
Income Taxes
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If applicable, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The Company’s policy is to account for interest and penalties with respect to income taxes as operating expenses.
On December 22, 2017, the President of the United States signed into law legislation informally known as the Tax Cuts and Jobs Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate.

As of December 31, 2018 management considers that the abovementioned Act will have an immaterial impact. However, going forward, the Company will analyze the impact based on revised circumstances.
Equity Based Compensation
We are required to value our common stock or, in the case of our predecessor QES LP, our common units, for purposes of recognizing equity based compensation. In order to determine the fair market value of our common units on the grant date of our equity based compensation issued prior to the IPO, our management utilized a combination of two valuation methodologies: (i) discounted cash flow (“DCF”) analysis, and (ii) public peer trading analysis. For the grant date our equity based compensation issued after the IPO, our management utilized the quoted closing price of the common stock on the grant date for awards that had no market conditions and for awards that had a market condition we utilized a third-party valuation firm that used a Monte Carlo Simulation and Cholesky models to arrive at the fair market value.
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
The equity values derived by the DCF analysis and public trading peer analysis are then weighted based on relevance and appropriateness given the current market environment at the time the valuation exercise is performed to arrive at a consolidated equity valuation. There is an element of subjectivity to each of the valuation methodologies as well as the weighting of the three methodologies in arriving at fair market value
A Monte Carlo simulation performs risk analysis by modeling numerous possible scenarios to determine a probability distribution for any variable with inherent uncertainty. The model runs 100,000 iterations to determine the earned market condition as an average of the iterations. It then calculates results over and over, each time using a different set of random values from the probability functions. Depending upon the number of uncertainties and the ranges specified for them, a Monte Carlo simulation could involve thousands or tens of thousands of recalculations before it is complete. Monte Carlo simulation produces distributions of possible outcome values
Using the results from the Monte-Carlo, the Cholesky model converts the correlation of each security into a matrix which populates relation of all companies with each other. The Monte Carlo simulation then considers the co-relation effect to arrive at a fair market value for the equity grants that have a market condition.
We recognized stock based compensation expense of $17.9 million for the year ended December 31, 2018 and approximately $10.0 million was recognized upon closing our IPO.
Recent Accounting Pronouncements
See "Note - 1 Nature of Operations, Basis of Presentation and Significant Accounting Policies" to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Quintana Energy Services Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quintana Energy Services Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 7, 2019

We have served as the Company or its predecessors’ auditor since 2010, which includes periods before the Company became subject to SEC reporting requirements.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.	Financial Statements
Quintana Energy Services Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,804	$8,751
Accounts receivable, net of allowance of $1,841 and $776	101,620	83,325
Unbilled receivables	13,766	9,645
Inventories (Note 2)	23,464	22,693
Prepaid expenses and other current assets	7,481	9,520
Total current assets	160,135	133,934
Property, plant and equipment, net	153,878	128,518
Intangible assets, net	9,019	10,832
Other assets	1,517	2,375
Total assets	$324,549	$275,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,568	$36,027
Accrued liabilities (Note 5)	37,533	33,825
Current portion of debt and capital lease obligations (Note 6)	422	79,443
Total current liabilities	89,523	149,295
Long-term debt, net of deferred financing costs of $0 and $1,709 (Note 6)	29,500	37,199
Long-term capital lease obligations (Note 6)	3,451	3,829
Deferred tax liability	130	185
Other long-term liabilities	125	183
Total liabilities	122,729	190,691
Commitments and contingencies (Note 11)
Shareholders’ and members’ equity:
Members’ equity	—	212,630
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 33,774,053 issued; 33,541,161 outstanding	344	—
Additional paid-in-capital	349,080	—
Treasury stock, at cost, 232,892 common shares	(1,821)	—
Accumulated deficit	(145,783)	(127,662)
Total shareholders’ and members’ equity	201,820	84,968
Total liabilities, shareholders’ and members’ equity	$324,549	$275,659
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statements of Operations
(in thousands of dollars and shares, except per share amounts)

	Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues:	$604,354	$438,033	$210,428
Costs and expenses:
Direct operating costs	468,502	335,609	182,928
General and administrative	97,280	69,856	73,600
Depreciation and amortization	46,683	45,687	78,661
Fixed asset impairment	—	—	1,380
Goodwill impairment	—	—	15,051
(Gain) loss on disposition of assets	(2,375)	(2,639)	5,375
Operating loss	(5,736)	(10,480)	(146,567)
Non-operating income (expense):
Interest expense	(11,825)	(11,251)	(8,015)
Other income	—	666	—
Loss before income tax	(17,561)	(21,065)	(154,582)
Income tax expense	(621)	(91)	(167)
Net loss	(18,182)	(21,156)	(154,749)
Net loss attributable to predecessor	(1,546)	(21,156)	(154,749)
Net loss attributable to Quintana Energy Services Inc.	$(16,636)	$—	$—
Net loss per common share:
Basic	$(0.50)	$—	$—
Diluted	$(0.50)	$—	$—
Weighted average common shares outstanding:
Basic	33,573	—	—
Diluted	33,573	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands of dollars, units and shares)

	Common Unitholders Number of Units	Members’ Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	417,441	$212,630	—	—	$—	$—	$(106,506)	$106,124
Net loss	—	—	—	—	—	—	(21,156)	(21,156)
Balance at December 31, 2017	417,441	$212,630	—	—	$—	$—	$(127,662)	$84,968
Effect of reorganization transactions	(417,441)	(212,630)	23,598	238	246,023	—	—	33,631
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,446	—	—	90,542
Net loss prior to reorganization transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(5,277)	—	—	(5,277)
Equity-based compensation	—	—	544	10	17,888	—	—	17,898
Tax withholding on stock vesting	—	—	(137)	—	—	(1,284)	—	(1,284)
Stock buyback plan activity	—	—	(96)	—	—	(537)	—	(537)
Opening deferred tax adjustment	—	—	—	—	—	—	61	61
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	(16,636)	(16,636)
Balance at December 31, 2018	—	$—	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(18,182)	$(21,156)	$(154,749)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,683	45,687	78,661
(Gain) loss on disposition of assets	(7,785)	(10,500)	1,268
Non-cash interest expense	1,032	5,960	845
Fixed asset impairment	—	—	1,380
Goodwill impairment	—	—	15,051
Loss on debt extinguishment	8,594	—	—
Provision for doubtful accounts	1,103	289	142
Deferred income tax expense	92	50	(42)
Stock-based compensation	17,898	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,398)	(46,869)	9,688
Unbilled receivables	(4,121)	(1,953)	(4,213)
Inventories	(770)	(3,144)	1,559
Prepaid expenses and other current assets	1,442	1,812	3,894
Other noncurrent assets	(3)	(1,439)	632
Accounts payable	10,647	6,969	8,842
Accrued liabilities	2,767	12,810	(5,778)
Other long-term liabilities	(60)	(56)	(15)
Net cash provided by (used in) operating activities	39,939	(11,540)	(42,835)
Cash flows from investing activities:
Purchases of property, plant and equipment	(64,957)	(21,244)	(7,340)
Proceeds from sale of property, plant and equipment	10,744	35,754	9,606
Net cash (used in) provided by investing activities	(54,213)	14,510	2,266
Cash flows from financing activities:
Proceeds from revolving debt	41,500	11,035	35,159
Payments on revolving debt	(91,071)	(21,964)	(22,000)
Proceeds from term loans	—	5,000	28,600
Proceeds from warrants, net of issuance costs	—	—	5,961
Payments on term loans	(11,225)	—	—
Payments on capital lease obligations	(380)	(315)	(317)
Payments on financed payables	(2,139)	—	—
Issuance of units	—	—	1,000
Payment of deferred financing costs	(1,564)	(194)	(1,878)
Prepayment premiums on early debt extinguishment	(1,346)	—	—
Payments for treasury shares	(1,816)	—	—
Proceeds from new shares issuance, net of underwriting commissions	90,542	—	—
Costs incurred for stock issuance	(3,174)	—	—
Net cash provided by (used in) financing activities	19,327	(6,438)	46,525
Net increase (decrease) in cash and cash equivalents	5,053	(3,468)	5,956
Cash and cash equivalents beginning of period	8,751	12,219	6,263
Cash and cash equivalents end of period	$13,804	$8,751	$12,219

Supplemental cash flow information
Cash paid for interest	$2,087	$5,755	$5,935
Income taxes paid, net of refund	105	77	198
Supplemental non-cash investing and financing activities
Non-cash proceeds from sale of assets held for sale	—	3,990	—
Fixed asset purchases in accounts payable and accrued liabilities	4,900	934	93
Financed payables	2,994	1,666	950
Non-cash capital lease additions	53	70	—
Non-cash payment for property, plant and equipment	3,279	711	—
Equity issued as payment for professional services	—	—	2,000
Debt conversion of Former Term Loan to equity	33,631	—	—
Conversion of accrued interest to debt	—	4,202	126
Issuance of common shares for members’ equity	$212,630	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations, Basis of Presentation and Significant Accounting Policies

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
The gross proceeds of the IPO to the Company, at the public offering price of $10.00 per share, were $92.6 million, which resulted in net proceeds to the Company of approximately $87.0 million, after deducting $5.6 million of underwriting discounts and commissions associated with the shares sold by the Company, excluding approximately $5.3 million in offering expenses payable by the Company. Taking together the Reorganization Transactions and the issuance of 9,259,259 shares of our common stock to the public in our IPO, as of February 13, 2018, we had 32,857,660 shares outstanding immediately following our IPO. Subsequent to our IPO, we issued 139,921 shares in connection with the vesting of awards under our Predecessor’s 2015 LTIP Plan on February 22, 2018, and 260,529 shares of our common stock were issued on March 8, 2018 in consideration of vesting of awards under our Predecessor’s 2017 LTIP which we assumed. In connection with both awards, certain shares were withheld to satisfy tax obligations of the holder of the award, which shares are currently treasury shares totaling 136,585 shares of common stock. Also in connection with the consummation of the IPO, on March 9, 2018, the underwriters exercised their overallotment option to purchase an additional 372,824 shares of common stock of QES, which resulted in additional net proceeds of approximately $3.5 million (the “Option Exercise”), net of underwriter’s discounts and commission of $0.1 million. Upon the completion of the Reorganization Transactions, the IPO and the Option Exercise, QES had 33,630,934 shares of common stock outstanding.
The net proceeds received from the IPO and a $13.0 million drawdown on the New ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% Former Term Loan due 2020, as described in “Note 6 - Long-Term Debt and Capital Lease Obligations.” The remaining proceeds from the IPO were used for general corporate purposes.
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial accounts include all QES accounts and all of our subsidiaries where we exercise control. All inter-company transactions and account balances have been eliminated upon consolidation.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation.
Segment Reporting
The Company’s reportable segments are: (1) Pressure Pumping, (2) Directional Drilling, (3) Pressure Control, and (4) Wireline.
The Company routinely evaluates whether its separate operating and reportable segments continue to reflect the way its Chief Operating Decision Maker (“CODM”) evaluates the business. The determination is based on the following factors: (1) how the Company’s CODM is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) whether discrete financial information for each operating segment is available. The Company considers its Chief Executive Officer to be its CODM.
The current structure in place continues to reflect the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments. See “Note 12 - Segment Information” for further discussion regarding the Company’s reportable segments.
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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU amended the existing accounting standards for revenue recognition and requires companies to recognize revenue when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. QES adopted this ASU on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Prior to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018, the revenue was recognized when persuasive evidence of an arrangement existed, services are performed, the sales price was fixed or determinable and collectability was reasonably assured.
QES recognizes revenue upon the transfer of control of promised products or services to customers at an amount that reflects the consideration it expects to receive in exchange for these products or services. The vast majority of our services and product offerings are short-term in nature, generally between 30 to 60 days. Services are sold without warranty and QES generates revenue from multiple sources within its four operating segments outlined as follows:
Pressure Pumping revenue. Through its Pressure Pumping segment, the Company provides completion and production services based upon a purchase order, contract or on a spot market basis. Services are provided based on the price book and bid on a stage rate (for hydraulic fracturing services) or job basis (for cementing and acidizing services), contracted or hourly basis, and revenue is recognized when the stage or job is completed. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Revenue is recognized upon the completion of each day’s work (or job, if longer than a day) based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and the personnel involved in such services or mobilization. Additional revenue is generated through labor charges and reimbursable consumable supplies that are incidental to the service being performed. Labor charges and the use of consumable supplies are included on completed field tickets.
Directional Drilling revenue. Through its directional drilling segment, the Company provides directional drilling services on a day rate or hourly basis, and recognizes the revenue as the services are provided. QES recognizes mobilization revenue and costs for day-work over the days of actual drilling. Included in revenue are proceeds from customers for the cost of oilfield downhole tools and other equipment that are involuntarily damaged or lost-in-hole.
Pressure Control revenue. Through its Pressure Control segment, the Company provides a range of coiled tubing, snubbing, well control and other well completion and production-related services, including nitrogen and fluid pumping services, on both a contract and spot market basis. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and any related consumables (such as friction reducers and nitrogen materials) used during the course

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the services, which are reported as product sales. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables.
Wireline revenue. Through its Wireline segment, the Company provides cased-hole production logging, casing evaluation logging, through tubing and casing perforating, pressure control, pipe recovery, plug setting, dump-bailing, and other complementary services, on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates. Revenue is normally recognized based on a field ticket issued upon the completion of the job. However, for large stage jobs that starts in one period and finishes in another, revenue is recognized on the stages completed for which a field ticket is issued.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregation of Revenue
The Company discloses a reconciliation of the disaggregated revenue with the reported results in "Note 12 - Segment Information."
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
Accounts Receivable and Allowance for Doubtful Accounts
QES grants credit to qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industry in which the Company operates and the financial condition of its customers. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. The level of allowance is determined by specifically evaluating customers deemed to be an elevated credit risk, as well as a general analysis of the overall aging of our accounts. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As of December 31, 2018 and 2017, the allowance for doubtful accounts was approximately $1.8 million and $0.8 million, respectively. Bad debt expense of $1.1 million, $0.3 million and $0.1 million was included in selling, general and administration expenses on the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
Activity in our allowance for doubtful accounts during the years ended December 31, 2018, 2017 and 2016 is set forth in the table below (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2018
Allowance for doubtful accounts	$776	$1,103	$(38)	$1,841
2017
Allowance for doubtful accounts	880	289	(393)	776
2016
Allowance for doubtful accounts	$994	$142	$(256)	$880
(1) Accounts receivable balances written off during the period, net of recoveries.
Unbilled Receivables
Unbilled receivables are the amounts of recoverable revenue that have been earned and not billed at the balance sheet date. Unbilled receivables relate principally to revenue that is billed in the month after services are performed. These items are expected to be collected in the normal course of business.
Inventories
Inventories consisting primarily of cement mix, sand, fuel, chemicals, proppants, and downhole tool spare parts are stated at the lower of cost or net realizable value. The average cost method is used for inventory held by all segments.
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
Based on management’s assessment and consideration of the current business environment, the financial performance of the business, and the current outlook, it was determined there has been no impairment the current period. As such, no impairment of PP&E was recorded for the years ended December 31, 2018 and 2017. The company reported an impairment of PP&E of approximately $1.4 million for the year ended December 31, 2016.
Goodwill and Definite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired. In accordance with U.S. GAAP, goodwill is not amortized since it has an indefinite life. Instead, the Company's Goodwill balance, if any, it is tested at least annually for impairment; impairment losses, if any, are recorded in the statement of operations as part of income from operations. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of September 30, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists. The quantitative impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the income and market approach to estimate the fair value of its reporting units. The income approach is based on a discounted cash flow model, which utilizes present values of estimated cash flows to estimate fair value. The future cash flows are projected based on estimates of projected revenue growth, fleet and rig count, utilization, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Management’s anticipated business outlook, which has been impacted by the sustained decline in commodity prices, falling Company stock prices, and negative cash flows, is taken into consideration. The future cash flows are discounted using a market-participant risk-adjusted weighted average cost of capital. These assumptions are derived from unobservable Level 3 inputs, as described below, and reflect management’s judgments and assumptions.
The market approach is based upon selected public companies operating within the same industry as the reporting unit. Based on this set of comparable competitor data, enterprise value-to-earnings multiples are derived and applied to the estimated earnings of the reporting unit to determine an estimated fair value. Earnings estimates are derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
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
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized over the term of the loan using the effective interest method. These costs are classified within interest expense on the consolidated statements of operations.
Income Taxes
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If applicable, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The Company’s policy is to account for interest and penalties with respect to income taxes as operating expenses.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
Stock-based compensation
The Company records compensation relating to stock-based compensation transactions and includes such costs in general and administrative expenses in the consolidated statement of operations. The cost is measured at the grant date and based on the calculated fair value of the award. See “Note 13 - Stock-Based Compensation” for additional information related to stock-based compensation.
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
In May 2017, the FASB issued ASU 2017-9, Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a stock-based payment award. The new standard was effective for the Company beginning on January 1, 2018. The standard did not have a material impact on the Company’s interim condensed consolidated financial position, results of operations and cash flows because there has been no modification to our equity-based payment awards.

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
Accounting Standards not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of December 31, 2018.
In February 2016, the FASB issued ASU No. 2016-2, Leases, to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year. A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less. The provisions of this standard also apply to situations where the Company is the lessor. The requirements in this update are effective during interim and annual periods beginning after December 15, 2018. The Company adopted this new guidance effective January 1, 2019. ASC 842 requires a modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date. The Company has elected to report all leases at the beginning of the period of adoption and not restate its comparative periods. Based on the Company’s lease portfolio, the Company anticipates recognizing a right-of-use asset and a related lease liability of approximately $33.0 million on its balance sheet, with an immaterial impact on the Company’s consolidated statement of operations compared to the previous lease accounting guidance.
Practical Expedients Adopted with Topic 842
The Company has elected to adopt the following practical expedients upon the transition date to Topic 842 on January 1, 2019:

•
Transitional practical expedients package: An entity may elect to apply the listed practical expedients as a package to all the leases that commenced before the effective date. The practical expedients are:

◦	The entity need not reassess whether any expired or existing contracts are or contains leases;

◦	The entity need not reassess the lease classification for expired or existing contracts;

◦	The entity need not reassess initial direct costs for any existing leases.

•
Use of portfolio approach: An entity can apply this guidance to a portfolio of leases with similar characteristics if the entity reasonably expects that the application of the lease model to the portfolio would not differ materially from the application of the lease model to the individual leases in that portfolio. This approach can also be applied to other aspects of the leases guidance for which lessees/lessors need to make judgments and estimates, such as determining the discount rate and determining and reassessing the lease term.

•
Lease and non-lease components: As a practical expedient, a lessor may combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease.

NOTE 2 - Inventories
Inventories consisted of the following (in thousands of dollars):

	December 31, 2018	December 31, 2017	December 31, 2016
Consumables and materials	$7,566	$7,085	6,056
Spare parts	15,898	15,608	13,493
Inventories	$23,464	$22,693	19,549
NOTE 3 - Property, Plant and Equipment
Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense and capital lease amortization expense for the years ended December 31, 2018, 2017 and 2016 was $44.9 million, $43.3 million and $76.3 million, respectively. A substantial portion of the Company’s tools are designed for specific applications in oil and gas exploration. Changes in industry drilling processes or technology could impact the estimated useful lives of the Company’s equipment. Gains recorded for assets lost in hole for the years ended December 31, 2018, 2017 and 2016 were $5.4 million, $7.9 million and $4.1 million, respectively. Gain/(loss) related to the sale of PP&E for the years ended December 31, 2018, 2017 and 2016 were $2.4 million, $2.6 million and ($5.4) million, respectively.
Major classifications of PP&E and their respective useful lives were as follows (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated	As of December 31,
	Useful Lives	2018	2017	2016
Land	Indefinite	$3,740	$3,999	$4,050
Service equipment	3-10 years	298,782	262,795	250,435
Machinery and equipment	7-15 years	70,749	51,333	55,897
Buildings and leasehold improvements	5-39 years	24,648	27,061	27,290
Software	3-5 years	2,348	2,012	1,123
Office furniture and equipment	3-10 years	2,792	2,376	3,098
		403,059	349,576	341,893
Less: Accumulated depreciation		(255,843)	(224,764)	(193,985)
		147,216	124,812	147,908
Construction in progress		6,662	3,706	2,798
Property, plant and equipment, net		$153,878	$128,518	$150,706
Property, plant and equipment under capital leases included in the above are as follows:

	Estimated	As of December 31,
	Useful Lives	2018	2017	2016
Machinery and equipment	3 Years	$233	$181	$—
Buildings and leasehold improvements	20 Years	2,252	2,252	2,252
		2,485	2,433	2,252
Less: Accumulated amortization		(676)	(415)	(193)
		$1,809	$2,018	$2,059

NOTE 4 - Intangible Assets
Definite-Lived Intangible Assets
There were no impairment triggering events during 2018, 2017 and 2016. The changes in the carrying amounts of other intangible assets for the year ended December 31, 2018, 2017 and 2016 are as follows (in thousands of dollars):

	Trademarks	Customer Relationships	Non-compete Agreement	Total
Estimated useful life (years)	3	13	5

Gross Amount as of December 31, 2016	$1,750	$11,710	$4,560	$18,020
Accumulated Amortization	(1,166)	(1,802)	(1,824)	(4,792)
Net Balance as of December 31, 2016	584	9,908	2,736	13,228
Gross Amount as of December 31, 2017	$1,750	$11,710	$4,560	$18,020
Accumulated Amortization	(1,750)	(2,702)	(2,736)	(7,188)
Net Balance as of December 31, 2017	—	9,008	1,824	10,832
Gross Amount as of December 31, 2018	$1,750	$11,710	$4,560	$18,020
Accumulated Amortization	(1,750)	(3,603)	(3,648)	(9,001)
Net Balance as of December 31, 2018	—	8,107	912	9,019

Amortization expense for the years ended December 31, 2018, 2017 and 2016 were $1.8 million, $2.4 million and $2.4 million, respectively.
Amortization expense of these intangibles for each of the subsequent five fiscal years is expected to be as follows (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	Total
2019	$1,813
2020	901
2021	901
2022	901
Thereafter	4,503
$9,019
NOTE 5 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of dollars):

	December 31, 2018	December 31, 2017
Current accrued liabilities
Accrued payables	$12,943	$11,905
Payroll and payroll taxes	7,051	6,089
Bonus	6,117	6,019
Workers compensation insurance premiums	1,532	1,760
Sales tax	2,599	2,923
Ad valorem tax	581	728
Health insurance claims	921	913
Other accrued liabilities	5,789	3,488
Total accrued liabilities	$37,533	$33,825
NOTE 6 - Long-Term Debt and Capital Lease Obligations
Long-term debt consisted of the following (in thousands of dollars):

	December 31, 2018	December 31, 2017
New ABL revolving credit facility due February 2023	$29,500	$—
Revolving credit facility	—	79,071
2017 term loan facility	—	44,328
Less: deferred financing costs	—	(1,709)
Less: discount on term loan	—	(5,420)
Total debt obligations, net of discounts and deferred financing	29,500	116,270
Capital leases	3,873	4,200
Less: current portion of debt and capital lease obligation	(422)	(79,443)
Long-term debt and capital lease obligations	$32,951	$41,027

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
Former Term Loan
The Company also had a four-year, $40.0 million term loan agreement with a lending group, which included Geveran Investments Limited, Archer Holdco LLC and Robertson QES Investment LLC, an affiliate of Quintana Capital Group, L.P., that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.8 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized within interest expense $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost in interest expense, during the first quarter of 2018.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the borrowings outstanding at December 31, 2018, was 5.3% and $29.5 million was outstanding and recorded as long term debt under the New ABL Facility as of December 31, 2018. At December 31, 2018, we had $13.8 million of cash and cash equivalents and $60.2 million available to draw on the New ABL Facility, which resulted in a total liquidity position of $74.0 million.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of December 31, 2018 the Company was in compliance with debt covenants.
Capital Lease Obligations
The Company has long-term lease agreements for a manufacturing and office facility for the operations of its Pressure Control segment in Oklahoma City, Oklahoma and Elk City, Oklahoma. Each lease is accounted for as a capital lease. The lease for the facility in Oklahoma City, Oklahoma commenced in December 2006, creating a lease obligation of $3.3 million as of March 2007. The lease is payable monthly in amounts ranging from $28,000 to $31,000 over the lease term. The lease for the facility in Elk City, Oklahoma commenced in April 2007, creating a lease obligation of $2.9 million as of May 2008. The lease is payable monthly in amounts ranging from $25,000 to $27,000 over the lease term.
The Company leases certain machinery and equipment, and service equipment under capital leases that were entered into during the year and expire in 2020. The capital lease obligation for the assets have a lease term of 36 months and an interest rate of 5.5%.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the future minimum lease payments acquired under the Company’s capital leases are as follows (in thousands of dollars):

Years Ending December 31,
2019	$721
2020	687
2021	640
2022	630
2023	630
Thereafter	1,937
$5,245
The interest expense associated with the lease payments during the year ended December 31, 2018, 2017 and 2016, under the Company’s capital leases totaled $0.3 million, $0.3 million and $0.4 million respectively.
NOTE 7 - Stockholders’ Equity
The Company is authorized to issue 150,000,000 shares of common stock, par value $0.01 per share, of which 33,541,161 shares were outstanding on December 31, 2018. As of December 31, 2017 approximately 417,441,074 common units and 227,885,579 warrants to purchase common units were outstanding on December 31, 2018 and 2017, respectively. See "Note 1 - Nature of Operations, Basis of Presentation and Significant Accounting Policies" for more details on how the IPO, conversion and stock split impacted the Predecessor units and warrants. We are also authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by our Board of Directors. All common units and warrants for common units have been converted to shares of common stock. No shares of preferred stock have been issued.
NOTE 8 - Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their respective tax returns. As a result of the IPO and related Organizational Transactions, Quintana Energy Services, Inc. was formed as a corporation to hold all of the operational assets of Quintana Energy Services Inc. Due to the fact that Quintana Energy Services, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of February 8, 2018. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Quintana Energy Services, Inc. from February 8, 2018 through December 31, 2018 in the accompanying consolidated and combined financial statements.
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States.
The provision for income taxes consisted of the following (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Current income tax (expense) benefit
Federal	$(22)	$(40)	$(244)
State	(507)	(1)	35
Total current income tax (expense)	(529)	(41)	(209)
Deferred income tax (expense) benefit
Federal	—	(45)	37
State	(92)	(5)	5
Total deferred income tax (expense) benefit	(92)	(50)	42
	$(621)	$(91)	$(167)

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate, currently 21.0%, to the income tax provision in our financial statements. The Company’s effective tax rate for 2018 of (3.9)% differs from the statutory

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate, primarily due to nondeductible expenses, state taxes and a valuation allowance. The Company's effective tax rate for 2017 and 2016 was (0.4)% and (0.1)%, respectively.

	Year Ended December 31,
	2018	2017	2016
Income tax provision computed at the statutory federal rate	21.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(3.7)	—	—
Non-deductible wages	(4.1)	—	—
Non-deductible meals and entertainment	(4.1)	—	—
Stock based compensation	(6.5)	—	—
Valuation allowance	(6.3)	—	—
Flow through income not taxable	—	(34.4)	(34.2)
Other differences	(0.2)	—	0.1
Effective tax rate	(3.9)%	(0.4)%	(0.1)%
On December 22, 2017, the US enacted the Tax Cuts and Jobs Act of 2017 (“US Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country toward a territorial tax system. Under ASC 740 “Income Taxes,” companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. As a result, all deferred tax assets and liabilities were appropriately measured at the effective rate. Our 2018 provision for income taxes includes the new provisions of US Tax Reform as enacted on January 1, 2018, based on authoritative and proposed guidance, issued by the Internal Revenue Service.
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Deferred tax assets and liabilities were classified in the consolidated balance sheet as follows (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Reserves & accruals	$1,698	$—	$—
Stock based compensation	1,844	—	—
Intangible assets	60,978	—	—
Net operating loss carryforwards	40,987	—	—
Other	56	—	—
Total deferred tax assets	105,563	—	—
Valuation allowance	(90,027)	—	—
Net deferred tax assets	15,536	—	—
Deferred tax liability:
Prepaid expenses	(180)	—	—
Property plant and equipment	(15,486)	(185)	(135)
Total deferred tax liabilities	(15,666)	(185)	(135)
Net deferred tax liability	$(130)	$(185)	$(135)
As of December 31, 2018, the Company had total U.S. federal tax net operating loss (“NOL”) carryforwards of $93.5 million and state NOL carryforwards of $472.9 million. Of these amounts, for U.S. federal purposes, $77.9 million related to the Company’s current year federal tax loss, and the remaining $15.6 million was generated prior to the IPO transaction. In regard to the state NOL carryforwards, $472.3 million is related to the Company’s current year state tax losses and less than $0.6 million is related to periods prior to the IPO. As a result of the US Tax Reform enacted in January 2018, federal net operating losses generated after December 31, 2017 can be carried forward indefinitely. As such, the Company’s federal carryforwards of $15.6 million will begin to expire in 2029 and the remaining carryforwards have no expiration. The Company’s state NOL carryforwards will begin to expire in 2019.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740, "Income Taxes", requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2018 fully offsets the impact of the initial benefit recorded related to the formation of Quintana Energy Services, Inc. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.

Changes in the valuation allowance for deferred tax assets were as follows (in thousands of dollars):

Valuation allowance as of the beginning of January 1, 2018	$(379)
Charged to equity	(68,908)
Charged to income tax provision for current year activity	(20,740)
Valuation allowance as of December 31, 2018	$(90,027)
There were no unrecognized tax positions or unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax positions during the years ended December 31, 2018, 2017 and 2016. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company's tax returns and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through February 8, 2018 for federal tax purposes and for the years ended December 31, 2015 through December 31, 2017 for state tax purposes.
NOTE 9 - Related Party Transactions
The Company utilizes some Quintana Capital Group affiliate employees for certain corporate functions, such as accounting and risk management. These amounts are reimbursed by the Company on a monthly basis.
At December 31, 2018, 2017 and 2016, QES had the following transactions with related parties (in thousands of dollars):

	December 31, 2018	December 31, 2017
Accounts payable to affiliates of Quintana Capital Group	$—	$81
Accounts payable to affiliates of Archer Well Company Inc.	$40	$9

	Year Ended December 31,
	2018	2017	2016
Operating expenses from affiliates of Quintana Capital Group	$384	$529	$1,628
Operating expenses from affiliates of Archer Well Company Inc.	$81	$10	$2,095
NOTE 10 - Business Concentration
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
As of December 31, 2018 and 2017 one customer revenue represented 11.9% and 10.3% respectively, of the Company’s consolidated revenue. There were no customers whose revenue exceeded 10.0% of consolidated revenue for the year ended December 31, 2016.
As of December 31, 2018, 2017 and 2016, one customer had a balance due that represented 10.7%, 18.3% and 11.2% respectively, of the Company’s consolidated accounts receivable.
NOTE 11 - Commitments and Contingencies

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 12 - Segment Information
QES currently has four reportable segments: Directional Drilling, Pressure Pumping, Pressure Control and Wireline. These segments have been selected based on the Company’s CODM assessment of resource allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures, which include non-GAAP measures.
Directional Drilling
Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse measurement-while-drilling navigational tools, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Segment Adjusted EBITDA
The Company views Adjusted EBITDA as an important indicator of segment performance. The Company defines Segment Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets - excluding (gain) loss of lost in hole assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses and equipment stand-up expense. The CODM uses Segment Adjusted EBITDA as the primary measure of segment operating performance.
The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Directional Drilling	$23,694	$17,498	$(76)
Pressure Pumping	28,700	27,784	(19,372)
Pressure Control	18,389	6,539	(5,804)
Wireline	1,362	(1,794)	(6,161)
Corporate and Other	(33,573)	(17,459)	(14,687)
Income tax expense	(621)	(91)	(167)
Interest expense	(11,825)	(11,251)	(8,015)
Depreciation and amortization	(46,683)	(45,687)	(78,661)
Fixed asset impairment	—	—	(1,380)
Goodwill impairment	—	—	(15,051)
Gain on disposition of assets, net	2,375	2,639	(5,375)
Other income	—	666	—
Net loss	$(18,182)	$(21,156)	$(154,749)

Financial information related to the Company’s total assets position as of December 31, 2018 and December 31, 2017, by segment, is as follow (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018	December 31, 2017
Directional Drilling	$105,942	$82,789
Pressure Pumping	121,824	111,322
Pressure Control	70,401	52,884
Wireline	28,039	28,988
Total	$326,206	$275,983
Corporate & Other	7,344	7,695
Eliminations	(9,001)	(8,019)
Total assets	$324,549	$275,659
The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of dollars):

	Year Ended December 31, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$192,491	$214,154	$122,620	$75,089	$604,354
Depreciation and amortization	10,849	22,571	9,207	4,056	46,683
Capital expenditures	$13,003	$29,235	$20,125	$2,594	$64,957

	Year Ended December 31, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$145,230	$153,118	$89,912	$49,773	$438,033
Depreciation and amortization	11,994	22,867	6,560	4,266	45,687
Capital expenditures	$9,038	$5,268	$6,446	$492	$21,244

	Year Ended December 31, 2016
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$75,326	$45,165	$52,388	$37,549	$210,428
Depreciation and amortization	21,585	37,876	11,391	7,809	78,661
Capital expenditures	$6,465	$101	$741	$33	$7,340
NOTE 13 - Stock-Based Compensation
As of December 31, 2018, the Company had three types of stock-based compensation under the Company's 2018 Long-Term Incentive Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual component, one of which was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 7, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO.
The following table summarizes stock-based compensation costs for the years ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

	Years Ended December 31,
	2018	2017	2016
Restricted stock awards	$438	$—	$—
Restricted stock units	16,293	—	—
Performance stock units	1,167	—	—
Stock-based compensation expense	$17,898	$—	$—

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.	Restricted Stock Awards

In March 2018, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the second quarter 2018, we granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vest on the anniversary date of the Company’s IPO. RSAs were not granted in the first, third or fourth quarter of 2018.

For the years ended December 31, 2018 and 2017, the Company recognized $0.4 million and zero of non-cash stock compensation expense into earnings, respectively, which is presented within selling, general and administration expense in the consolidated statement of operations.

As of December 31, 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.1 million, which the Company expects to recognize over the remaining vesting period of 0.1 years.

ii.Restricted Stock Units

During the second quarter 2018, executive officers and key employees were granted a total of 476,042 RSUs under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date. RSUs were not granted in the first, third or fourth quarter of 2018.

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

Total RSU non-cash stock based compensation expense for the years ended December 31, 2018 and 2017, was $16.3 million and zero, which is presented within selling, general and administrative expense in the consolidated statements of operations.

As of December 31, 2018 and 2017 total unamortized compensation cost related to unvested restricted stock units were $16.9 million and $28.9 million, respectively.
A summary of the status and changes during the year ended December 31, 2018 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	1,627	17.73	3.46
Granted	476	8.92	2.11
Forfeited	(8)	—	—
Vested	(544)	—	—
Outstanding at December 31, 2018	1,551	15.74	2.36

iii.Performance Stock Units

During the second quarter 2018, executive officers and senior management were granted a total of 425,083 PSUs under the 2018 Long-Term Incentive Plan. The PSUs are subject to both a performance and time vesting requirement. The PSUs require the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that have not been earned at the end of a performance period are forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the Company’s IPO.

The Company recognized these PSUs at the fair value determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized into income on a straight-line basis over the vesting period. For the year ended December 31, 2018 and 2017, the Company recognized $1.2 million and zero of non-cash stock compensation expense into

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income, which is presented within selling, general and administrative expense in the consolidated statements of operations. PSUs were not granted during the first, third or fourth quarter of 2018.

As of December 31, 2018, total unamortized compensation cost related to unvested PSUs was $1.2 million, which the Company expects to recognize over the remaining weighted-average period of 2.11 years.

A summary of the outstanding PSUs as of December 31, 2018 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017	—	—	—
Granted	425	$5.49	2.11
Forfeited	—	—	—
Vested	—	—	—
Outstanding at December 31, 2018	425	$5.49	2.11

NOTE 14 - Loss Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

Year Ended December 31, 2018
Numerator:
Net loss attributed to common share holders	$(16,636)
Denominator:
Weighted average common shares outstanding - basic	33,573
Weighted average common shares outstanding - diluted	33,573
Net loss per common share:
Basic	$(0.50)
Diluted	$(0.50)
The Company granted 2.1 million potentially dilutive RSAs, RSUs and PSUs as of the year ended December 31, 2018.
NOTE 15 - Selected Quarterly Financial Data
The following tables sets forth certain unaudited financial and operating information for each quarter in the years ended December 31, 2018, 2017 and 2016. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$141,268	$152,536	$150,897	$159,653
Cost and Expenses:
Direct operating Expenses	106,492	116,581	118,525	126,904
General and administrative expenses	29,917	22,500	22,540	22,323
Depreciation and amortization	11,078	11,155	12,033	12,417
Gain on disposition of assets, net	(106)	(594)	(629)	(1,046)
Operating (loss) income	(6,113)	2,894	(1,572)	(945)
Interest expense, net	(10,192)	(433)	(574)	(626)
(Loss) income before income taxes	(16,305)	2,461	(2,146)	(1,571)
Income tax (expense) benefit	(51)	(326)	(207)	(37)
Net (loss) income	(16,356)	2,135	(2,353)	(1,608)
Net loss attributable to Predecessor	(1,546)	—	—	—
Net (loss) income attributable to Quintana Energy Services Inc.	$(14,810)	$2,135	$(2,353)	$(1,608)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$85,439	$108,457	$113,274	$130,863
Cost and Expenses:
Direct operating Expenses	67,429	81,667	89,910	96,603
General and administrative expenses	17,150	16,025	18,613	18,068
Depreciation and amortization	11,594	11,432	11,238	11,423
Gain on disposition of assets, net	(1,657)	(332)	(310)	(340)
Operating (loss) income	(9,077)	(335)	(6,177)	5,109
Interest expense, net	(2,601)	(2,788)	(2,901)	(2,961)
Other income (expense), net	—	—	724	(58)
(Loss) income before income taxes	(11,678)	(3,123)	(8,354)	2,090
Income tax (expense) benefit	6	9	(84)	(22)
Net (loss) income	$(11,672)	$(3,114)	$(8,438)	$2,068

QUINTANA ENERGY SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$61,786	$40,771	$49,619	$58,252
Cost and Expenses:
Direct operating Expenses	58,902	35,722	42,047	46,257
General and administrative expenses	20,673	17,387	16,502	19,038
Depreciation and amortization	21,269	18,603	19,565	19,224
Fixed asset impairment	—	—	—	1,380
Goodwill impairment	—	—	15,051	—
Loss (gain) on disposition of assets, net	(210)	(63)	53	5,595
Operating loss	(38,848)	(30,878)	(43,599)	(33,242)
Interest expense, net	(1,460)	(1,674)	(2,405)	(2,476)
Loss before income taxes	(40,308)	(32,552)	(46,004)	(35,718)
Income tax (expense) benefit	34	(81)	20	(140)
Net loss	$(40,274)	$(32,633)	$(45,984)	$(35,858)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) of the Exchange Act of were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 15. Exhibits and Financial Statement Schedules

Index to Exhibits

2.1†
Master Reorganization Agreement, dated as of February 8, 2018, by and among the Quintana Energy Services Inc., Quintana Energy Services LP, QES Holdco LLC and the other parties named therein (Incorporated by reference to Exhibit 2.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

2.2†
Letter Agreement re: Reorganization Document Correction, dated November 5, 2018, between the Company and the entities party thereto (Incorporated by reference to Exhibit 2.1 of Quintana Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

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

10.13+	Indemnification Agreement (D. Rogers Herndon) (Incorporated by reference to Exhibit 10.4 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.14+	Indemnification Agreement (Christopher J. Baker) (Incorporated by reference to Exhibit 10.5 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.15+	Indemnification Agreement (Keefer M. Lehner) (Incorporated by reference to Exhibit 10.6 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.16+	Indemnification Agreement (Max L. Bouthillette) (Incorporated by reference to Exhibit 10.7 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.17+	Indemnification Agreement (Dag Skindlo) (Incorporated by reference to Exhibit 10.8 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.18+	Indemnification Agreement (Gunnar Eliassen) (Incorporated by reference to Exhibit 10.9 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.19+	Indemnification Agreement (Rocky L. Duckworth) (Incorporated by reference to Exhibit 10.10 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.20+	Indemnification Agreement (Dalton Boutté, Jr.) (Incorporated by reference to Exhibit 10.11 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.21+	Indemnification Agreement (Corbin J. Robertson, Jr.) (Incorporated by reference to Exhibit 10.12 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.22†**	Indemnification Agreement (Bobby S. Shackouls)
10.23+
Executive Employment Agreement, dated July 1, 2017, by and between Quintana Energy Services Inc. and Rogers Herndon (Incorporated by reference to Exhibit 10.14 of Quintana Energy Services Inc.’s Form S-1 Registration Statement (File No. 333-219837) filed with the Commission on August 9, 2017).

10.24+
Executive Employment Agreement, dated July 1, 2017, by and between Quintana Energy Services Inc. and Christopher Baker (Incorporated by reference to Exhibit 10.15 of Quintana Energy Services Inc.’s Form S-1 Registration Statement (File No. 333-219837) filed with the Commission on August 9, 2017).

10.25+
Executive Employment Agreement, dated July 1, 2017, by and between Quintana Energy Services Inc. and Keefer M. Lehner (Incorporated by reference to Exhibit 10.16 of Quintana Energy Services Inc.’s Form S-1 Registration Statement (File No. 333-219837) filed with the Commission on August 9, 2017).

10.26†*	Form of Performance Share Unit Agreement (Executive Officers - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.27†*	Form of Performance Share Unit Agreement (Employees - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.28†*	Form of Performance Share Unit Agreement (Executive Officers - 2019 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.29†*	Form of Restricted Stock Unit Agreement (Executive Officers) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.30†*	Form of Restricted Stock Unit Agreement (Employees) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.31†*	Form of Restricted Stock Unit Agreement (Directors) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
21.1
List of Subsidiaries of Quintana Energy Services Inc. (Incorporated by reference to Exhibit 21.1 of Quintana Energy Services Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

23.1**	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTANA ENERGY SERVICES INC.

By:	/s/ D. Rogers Herndon
D. Rogers Herndon
President, Chief Executive Officer and Director

Date:	March 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2019.

Signature	Title

/s/ D. Rogers Herndon	President, Chief Executive Officer, and Director (Principal Executive Officer)
D. Rogers Herndon

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ Corbin J. Robertson, Jr.	Chairman of the Board of Directors
Corbin J. Robertson, Jr.

/s/ Dalton Boutté, Jr.	Director and Chairman of the Compensation Committee
Dalton Boutté, Jr.

/s/ Rocky L. Duckworth	Director and Chairman of the Audit Committee
Rocky L. Duckworth

/s/ Gunnar Eliassen	Director
Gunnar Eliassen

/s/ Bobby S. Shackouls	Director
Bobby S. Shackouls

/s/ Dag Skindlo	Director
Dag Skindlo