Form 10-Q
period 2019-03-31
Quintana Energy Services Inc.
filed 2019-05-09
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	QES	New York Stock Exchange
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 1, 2019, was 33,821,555.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,890	$13,804
Accounts receivable, net of allowance of $1,834 and $1,841	96,495	101,620
Unbilled receivables	8,427	13,766
Inventories (Note 2)	24,636	23,464
Prepaid expenses and other current assets	6,006	7,481
Total current assets	156,454	160,135
Property, plant and equipment, net	153,670	153,878
Operating lease right-of-use asset (Note 5)	25,581	—
Intangible assets, net	8,566	9,019
Other assets	1,428	1,517
Total assets	$345,699	$324,549
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,694	$51,568
Accrued liabilities (Note 3)	35,460	37,533
Other current liabilities (Note 5)	8,344	422
Total current liabilities	92,498	89,523
Long-term debt (Note 4)	37,000	29,500
Long-term operating lease liabilities (Note 5)	17,820	—
Long-term finance lease liabilities (Note 5)	3,895	3,451
Deferred tax liability	190	130
Other long-term liabilities	26	125
Total liabilities	151,429	122,729
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 34,382,599 issued; 33,869,589 outstanding	347	344
Additional paid-in-capital	351,828	349,080
Treasury shares, at cost, 513,010 and 232,892 common shares	(3,261)	(1,821)
Accumulated deficit	(154,644)	(145,783)
Total shareholders’ equity	194,270	201,820
Total liabilities and shareholders’ equity	$345,699	$324,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:	$141,665	$141,268
Costs and expenses:
Direct operating costs	121,551	116,097
General and administrative	15,710	20,312
Depreciation and amortization	12,440	11,078
Gain on disposition of assets	(23)	(106)
Operating loss	(8,013)	(6,113)
Non-operating income expense:
Interest expense	(671)	(10,192)
Loss before income tax	(8,684)	(16,305)
Income tax expense	(177)	(51)
Net loss	(8,861)	(16,356)
Net loss attributable to predecessor	—	(1,546)
Net loss attributable to Quintana Energy Services Inc.	$(8,861)	$(14,810)
Net loss per common share:
Basic	$(0.26)	$(0.44)
Diluted	$(0.26)	$(0.44)
Weighted average common shares outstanding:
Basic	33,685	33,318
Diluted	33,685	33,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of U.S dollars, units and shares)
(Unaudited)

	Common Unitholder Number of Units	Members' Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	236	246,027	—	—	33,633
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,445	—	—	90,541
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(4,307)	—	—	(4,307)
Equity-based compensation	—	—	401	4	9,882	—	—	9,886
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(14,810)	(14,810)
Balance at March 31, 2018	—	$—	33,631	$336	$342,047	$(1,271)	$(143,833)	$197,279

Balance at December 31, 2018	—	$—	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820
Equity-based compensation	—	—	609	3	2,748	—	—	2,751
Tax withholding on stock vesting	—	—	(177)	—	—	(954)	—	(954)
Stock buyback plan activity	—	—	(103)	—	—	(486)	—	(486)
Net loss	—	—	—	—	—	—	(8,861)	(8,861)
Balance at March 31, 2019	—	$—	33,870	$347	$351,828	$(3,261)	$(154,644)	$194,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(8,861)	$(16,356)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,440	11,078
Gain on disposition of assets	(3,270)	(458)
Non-cash interest expense	87	764
Loss on debt extinguishment	—	8,594
Provision for doubtful accounts	257	159
Deferred income tax expense	40	—
Stock-based compensation	2,751	9,886
Changes in operating assets and liabilities:
Accounts receivable	4,869	(1,411)
Unbilled receivables	5,338	1,422
Inventories	(1,172)	(3,789)
Prepaid expenses and other current assets	1,867	459
Other noncurrent assets	3	—
Accounts payable	(2,078)	1,508
Accrued liabilities	(1,518)	(1,448)
Other long-term liabilities	(99)	(7)
Net cash provided by operating activities	10,654	10,401
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,284)	(10,705)
Advances of deposit on equipment	(354)	(1,709)
Proceeds from sale of property, plant and equipment	3,754	998
Net cash used in investing activities	(8,884)	(11,416)
Cash flows from financing activities:
Proceeds from revolving debt	7,500	15,000
Payments on revolving debt	—	(81,071)
Payments on term loans	—	(11,225)
Payments on finance leases	(122)	(90)
Payments on financed payables	(617)	—
Payment of deferred financing costs	—	(1,416)
Prepayment premiums on early debt extinguishment	—	(1,346)
Payments for treasury shares	(1,445)	(1,271)
Proceeds from new shares issuance, net of underwriting commissions	—	90,541
Costs incurred for stock issuance	—	(212)
Net cash provided by financing activities	5,316	8,910
Net increase in cash and cash equivalents	7,086	7,895
Cash and cash equivalents beginning of period	13,804	8,751
Cash and cash equivalents end of period	$20,890	$16,646

Supplemental cash flow information
Cash paid for interest	$548	$792
Income taxes refund	6	—
Supplemental non-cash investing and financing activities
Fixed asset purchases in accounts payable and accrued liabilities	$1,096	$832
Financed payables	392	—
Non-cash finance lease additions	720	—
Non-cash payment for property, plant and equipment	—	682
Debt conversion of Former Term Loan to equity	—	33,632
Issuance of common shares for members’ equity	—	212,630
Stock issuance cost included in accounts payable	—	1,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization and Nature of Operations and Basis of Presentation
Quintana Energy Services Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “QES,” “we,” “us,” and “our”) is a Delaware corporation that was incorporated on April 13, 2017. Our accounting predecessor, Quintana Energy Services LP (“QES LP” and “Predecessor”), was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”) which closed on February 13, 2018, the existing investors in QES LP and QES Holdco LLC contributed all of their direct and indirect equity interests to QES in exchange for shares of common stock in QES, and we became the holding company for the reorganized QES LP and its subsidiaries.
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
The net proceeds received from the IPO and a $13.0 million drawdown on the New ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% Former Term Loan due 2020, as described in “Note 4 - Long-Term Debt”. The remaining proceeds from the IPO were used for general corporate purposes.
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim unaudited condensed consolidated financial accounts include all QES accounts and all of our subsidiaries. All inter-company transactions and account balances have been eliminated upon consolidation.
The accompanying interim unaudited condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2018, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair statement have been included.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation. Included in the reclassifications is a change to the classification methodology in the unaudited condensed consolidated statements of operations for direct operating costs and general and administrative costs. Historically, and through December 31, 2018, certain direct operating costs related to business operations were classified and reported as general and administrative costs ("G&A"). The historical classification was consistent with the information used by our chief operating decision maker ("CODM") to assess performance of our segments and make resource allocation decisions, and the classification of such costs within the condensed consolidated statements of income was aligned with the segment presentation. Effective January 1, 2019, we changed the classification of certain of these costs in our segment reporting disclosures and within the condensed consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM. For the three months ended March 31, 2018, we reclassified certain cost from G&A to direct operating costs, which decreased G&A by $9.6 million and increased direct operating cost by $9.6 million.
This reclassification of costs between direct operating costs and G&A has no net impact to the condensed consolidated statements of income or to total segment reporting. The change will better reflect the CODM's philosophy on assessing performance and allocating resources, as well as improve comparability to our peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.
These interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) filed with the SEC on March 8, 2019. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2018 Annual Report. The Company adopted certain accounting policies including the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases, effective January 1, 2019. This ASU requires lessees to recognize an operating lease asset and a lease liability on the balance sheet.
Accounting Pronouncements
Recently Adopted Accounting Standard Update
Leases
In February 2016, the FASB issued ASU No. 2016-2, Leases ("Topic 842"), to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use ("ROU") asset for all leases with a term longer than one year. A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related ROU asset for leases with a term of one year or less. The provisions of this standard also apply to situations where the Company is the lessor. The requirements in this update are effective during interim and annual periods beginning after December 15, 2018. The Company adopted this new guidance effective January 1, 2019. ASC 842 requires a modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date. Under the transition method selected by QES, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with QES historical accounting. The Company has elected to report all leases at the beginning of the period of adoption and not restate its comparative periods. The adoption of ASU No. 2016-02 is discussed below and in Note 5 to our unaudited condensed consolidated financial statements herein.
The standard had a material impact on our unaudited condensed consolidated balance sheets, but did not have an impact on our unaudited condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
The Company has elected to adopt the following practical expedients upon the transition date to Topic 842 on January 1, 2019:

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Transitional practical expedients package: An entity may elect to apply the listed practical expedients as a package to all the leases that commenced before the effective date. The practical expedients are:

◦	The entity need not reassess whether any expired or existing contracts are or contain leases;

◦	The entity need not reassess the lease classification for expired or existing contracts;

◦	The entity need not reassess initial direct costs for any existing leases.

•
Use of portfolio approach: An entity can apply this guidance to a portfolio of leases with similar characteristics if the entity reasonably expects that the application of the lease model to the portfolio would not differ materially from the application of the lease model to the individual leases in that portfolio. This approach can also be applied to other aspects of the lease guidance for which lessees/lessors need to make judgments and estimates, such as determining the discount rate and determining and reassessing the lease term.

Accounting Standard Update not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of March 31, 2019.
NOTE 2 - Inventories
Inventories consisted of the following (in thousands of dollars):

	March 31, 2019	December 31, 2018
Inventories
Consumables and materials	$7,442	$7,566
Spare parts	17,194	15,898
Inventories	$24,636	$23,464
NOTE 3 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of dollars):

	March 31, 2019	December 31, 2018
Current accrued liabilities
Accrued payables	$15,557	$12,943
Payroll and payroll taxes	4,716	7,051
Bonus	4,548	6,117
Workers compensation insurance premiums	1,657	1,532
Sales tax	2,303	2,599
Ad valorem tax	690	581
Health insurance claims	1,160	921
Other accrued liabilities	4,829	5,789
Total accrued liabilities	$35,460	$37,533
NOTE 4 - Long-Term Debt
Former Revolving Credit Facility
The Company had a revolving credit facility (“the Former Revolving Credit Facility”), which had a maximum borrowing facility of $110.0 million that was scheduled to mature on September 19, 2018. All obligations under the credit agreement for the Former Revolving Credit Facility were collateralized by substantially all of the assets of the Company. The Revolving Credit Facility’s credit agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 70% and a minimum liquidity of $7.5 million. In connection with the closing of the IPO on February 13, 2018, we fully repaid and terminated the Former Revolving Credit Facility. No early termination fees were incurred

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by the Company in connection with the termination of the Former Revolving Credit Facility. A loss on extinguishment of $0.3 million relating to unamortized deferred costs was recognized in interest expense during the first quarter of 2018.
Former Term Loan
The Company also had a four-year, $40.0 million term loan agreement (the "Former Term Loan") with a lending group, which included Geveran Investments Limited, Archer Holdco LLC and Robertson QES Investment LLC, an affiliate of Quintana Capital Group, L.P., that was scheduled to mature on December 19, 2020. The Former Term Loan agreement contained customary restrictive covenants that required the Company not to exceed or fall below two key ratios, a maximum loan to value ratio of 77% and a minimum liquidity of $6.8 million. The interest rate on the unpaid principal was 10.0% interest per annum and accrued on a daily basis. At the end of each quarter all accrued and unpaid interest was paid in kind by capitalizing and adding to the outstanding principal balance. In connection with the closing of the IPO on February 13, 2018, the Former Term Loan was settled in full by cash and common shares in the Company. In connection with the settlement of the Former Term Loan, a prepayment fee of 3%, or approximately $1.3 million was paid. The prepayment fee is recorded as a loss on extinguishment and included within interest expense. The Company also recognized within interest expense $5.4 million of unamortized discount expense and $1.7 million of unamortized deferred financing cost in interest expense during the first quarter of 2018.
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $37.0 million borrowings outstanding at March 31, 2019 was 5.3%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At March 31, 2019, we had $20.9 million of cash and cash equivalents and $45.2 million net availability on the New ABL Facility, which resulted in a total liquidity position of $66.1 million.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of March 31, 2019 the Company was in compliance with all debt covenants.
NOTE 5 - Leases
During the first quarter of 2019, the Company adopted Topic 842, effective January 1, 2019. This ASC requires lessees to recognize an operating lease asset and an operating lease liability on the balance sheet, with the exception of short-term leases.
Under the transition method selected by QES, leases existing at, or entered into after, January 1, 2019 are to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with QES’s historical accounting. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately of

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$29.1 million as of January 1, 2019, with no related impact on our condensed consolidated statement of shareholders' equity or condensed consolidated statement of operations. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at the lease commencement.
QES elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification. QES made an accounting policy election by class of underlying asset not to recognize the lease liability and related right-of-use asset for leases with a term of one year or less.
We have operating and finance leases for administrative offices, operations and manufacturing facilities, and certain equipment. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Options to extend or terminate leases that are considered reasonably certain are included in our determination of the lease term.
The components of lease expense were as follows (in thousands of dollars):

March 31, 2019
Operating lease cost	$3,074

Finance lease cost:
Amortization of ROU assets	92
Interest on lease liabilities	87
Total finance lease cost	179

Short-term lease cost	$179

Supplemental cash flow information related to leases was as follows (in thousands of dollars):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,856
Operating cash flows for finance leases	116
Financing cash flows for finance leases	122

ROU assets obtained in exchange for lease obligations:
Operating leases	29,965
Finance leases	$2,529

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases was as follows (in thousands of dollars, except lease term and discount rate):

March 31, 2019
Operating Leases
Operating lease ROU assets	$25,581

Other current liabilities	7,766
Long-term operating lease liabilities	17,820
Total operating lease liabilities	$25,586

Finance Leases
Property and equipment, net	2,434

Other current liabilities	578
Long-term finance lease liabilities	3,895
Total finance lease liabilities	$4,473

Weighted Average Remaining Lease Term
Operating leases	4 years
Finance leases	7 years

Weighted Average Discount Rate
Operating leases	8.8%
Finance leases	8.2%

Maturities of lease liabilities were as follows at March 31, 2019 (in thousands of dollars):

	Operating Leases	Finance Leases
Remainder of 2019	$7,377	$693
2020	8,574	884
2021	7,634	829
2022	4,809	812
2023	1,177	753
Thereafter	1,623	1,936
Total lease payments	31,194	5,907
Less: imputed interest	(5,608)	(1,434)
Total	$25,586	$4,473

At December 31, 2018, future minimum lease payments under the Company's finance leases for the five years ending December 31, 2019 through December 31, 2023 and thereafter are as follows:  $0.7 million, $0.7 million, $0.6 million, $0.6 million and $0.6 million and $1.9 million, respectively.
NOTE 6 - Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their respective tax returns. As a result of the IPO and related Reorganization Transactions, Quintana Energy Services Inc. was formed as a corporation to hold all of the operational assets of Quintana Energy Services LP. Accordingly, in 2018, a

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

provision for federal and state corporate income taxes was only made for the operations of Quintana Energy Services Inc. from February 8, 2018 through March 31, 2018 in the unaudited condensed consolidated financial statements.
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States.
ASC 740, "Income Taxes", requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of March 31, 2019 fully offsets the impact of the initial benefit recorded related to the formation of Quintana Energy Services Inc. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.
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
The Company’s forecasted annualized effective tax rate for 2019 of (2.31)% differs from the statutory rate, primarily due to nondeductible permanent items, state taxes and a valuation allowance. Total tax expense was $0.2 million resulting in the Company's effective tax rate on continuing operations for the three months ended March 31, 2019 of (2.13)%. The difference between the annualized effective tax rate for 2019 of (2.31)% and the effective tax rate on continuing operations for the three months ended March 31, 2019 of (2.13)% is primarily made up of the discrete tax effect related to stock-based compensation expense.
The Company’s forecasted annualized effective tax rate for 2018 of 33.87% differed from the statutory rate, primarily due to nondeductible permanent items, state taxes and a valuation allowance. The Company's effective tax rate on continuing operations for the three months ended March 31, 2018 was (0.29)%. The difference between the annualized effective tax rate for 2018 of 33.87% and the effective tax rate on continuing operations for the three months ended March 31, 2018 of (0.29)% is primarily made up of the recording of a full valuation allowance against all deferred tax assets as well as the discrete tax effect related to stock-based compensation expense.
The decrease in the effective tax rate for the period ended March 31, 2019 as compared to the same period in 2018 was primarily due to the discrete tax expense related to stock-based compensation as a result of RSU vestings and PSU forfeitures.
Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2019, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
NOTE 7 - Related Party Transactions
The Company utilizes some Quintana Capital Group, L.P. affiliate employees for certain support functions, such as accounting and risk management. These amounts are reimbursed by the Company on a monthly basis.
At March 31, 2019 and 2018, QES had the following transactions with related parties (in thousands of dollars):

	March 31, 2019	December 31, 2018
Accounts payable to affiliates of Quintana Capital Group, L.P.	$147	$—
Accounts payable to affiliates of Archer Well Company Inc.	$26	$40

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses from affiliates of Quintana Capital Group, L.P.	$172	$124
Operating expenses from affiliates of Archer Well Company Inc.	$4	$4
NOTE 8 - Commitments and Contingencies
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
Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect upon its condensed consolidated financial position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
Other Commitments and Contingencies
The Company is not aware of any other matter that may have a material effect on its financial position or results of operations.
NOTE 9 - Segment Information
QES currently has four reportable segments: Directional Drilling, Pressure Pumping, Pressure Control and Wireline. These segments have been selected based on the Company’s CODM assessment of resource allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures, which include Adjusted EBITDA.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Marcellus/Utica Shale and DJ/Powder River Basin.
Pressure Pumping
Our Pressure Pumping segment provides hydraulic fracturing stimulation services, cementing services and acidizing services. The majority of the revenues generated in this segment are derived from pressure pumping services focused on fracturing, cementing and acidizing services in the Mid-Continent and Rocky Mountains regions. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. Customers for this segment include large public E&P operators as well as independent oil and gas producers.
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
Wireline
Our Wireline segment provides new well wireline conveyed tight-shale reservoir perforating services across many of the major U.S. shale basins and also offers a range of services such as cased-hole investigation and production logging services, conventional wireline, mechanical services and pipe recovery services. These services are offered in both new well completions and for remedial work. The majority of the revenues generated in our Wireline segment are derived from the Permian Basin, Eagle Ford Shale, Mid-Continent region (including the SCOOP/STACK), Haynesville Shale and East Texas Basin as well as in industrial and petrochemical facilities.
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
The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands of dollars):

	Three Months Ended March 31,
	2019	2018
Directional Drilling	$9,480	$2,580
Pressure Pumping	(3,504)	9,889
Pressure Control	3,241	3,650
Wireline	2,064	2,564
Corporate and Other	(6,877)	(13,824)
Income tax expense	(177)	(51)
Interest expense	(671)	(10,192)
Depreciation and amortization	(12,440)	(11,078)
Gain on disposition of assets, net	23	106
Net loss	$(8,861)	$(16,356)

Financial information related to the Company’s total assets position as of March 31, 2019 and December 31, 2018, by segment, is as follows (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019	December 31, 2018
Directional Drilling	$119,886	$105,942
Pressure Pumping	113,202	121,824
Pressure Control	75,424	70,401
Wireline	39,697	28,039
Total	$348,209	$326,206
Corporate & Other	9,493	7,344
Eliminations	(12,003)	(9,001)
Total assets	$345,699	$324,549
The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of dollars):

	Three Months Ended March 31, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$61,956	$28,631	$28,775	$22,303	$141,665
Depreciation and amortization	2,966	5,478	2,932	1,064	12,440
Capital expenditures	$3,391	$3,289	$5,048	$910	$12,638
	Three Months Ended March 31, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$37,602	$53,400	$27,961	$22,305	$141,268
Depreciation and amortization	2,607	5,536	1,913	1,022	11,078
Capital expenditures	$2,708	$5,211	$4,380	$115	$12,414
NOTE 10 - Revenue
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Disaggregation of Revenue
The Company discloses a reconciliation of the disaggregated revenue with the reported results in "Note 9 - Segment Information."
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
NOTE 11 - Stock-Based Compensation
As of March 31, 2019, the Company had three types of stock-based compensation under the Company's 2018 Long-Term Incentive Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual component, one of which was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 9, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2019 and 2018 (in thousands of dollars):

	Three Months Ended March 31,
	2019	2018
Restricted stock awards	$166	$—
Restricted stock units	2,131	9,886
Performance stock units	454	—
Stock-based compensation expense	$2,751	$9,886

i.	Restricted Stock Awards

In March 2018, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the second quarter 2018, we granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vested in February 2019.

In January 2019, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. We granted 140,844 RSAs, which had a grant date fair value of $4.26 per share. The stock awards will fully vest in February 2020.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million and zero of non-cash stock compensation expense into earnings, respectively, which is presented within selling, general and administration expense in the condensed consolidated statement of operations.

As of March 31, 2019, the total unamortized compensation costs related to the non-executive RSAs was $0.5 million, which the Company expects to recognize over the remaining vesting period of 0.9 years.

ii.Restricted Stock Units

During the second quarter 2018, executive officers and key employees were granted a total of 476,042 RSUs under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date.

During the first quarter 2019, executive officers and key employees were granted a total of 897,967 RSUs under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the RSU's grant date provided that the employee remains employed by the Company at the applicable vesting date.

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

Total RSU non-cash stock based compensation expense for the three months ended March 31, 2019 and 2018, was $2.1 million and $9.9 million, respectively, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations.

As of March 31, 2019 and 2018 total unamortized compensation cost related to unvested restricted stock units were $18.3 million and $18.4 million, respectively, which the Company expects to recognize over the remaining weighted-average period of 2.35 years.

A summary of the status and changes during the three months ended March 31, 2019 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018	1,551	$15.74	2.36
Granted	898	4.26	2.87
Forfeited	(13)	15.46
Vested	(509)	14.77
Outstanding at March 31, 2019	1,927	$10.65	2.35

iii.Performance Stock Units

During the second quarter 2018, executive officers and senior management were granted a total of 425,083 PSUs under the 2018 Long-Term Incentive Plan. The PSUs were subject to both a performance and service requirement. The PSUs required the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that were not earned at the end of the performance period were forfeited. As a result of not fully achieving the performance measure, 297,558 PSUs were forfeited. The remaining 127,525 PSUs were earned and should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the Company’s IPO.

During the first quarter 2019, executive officers and senior management were awarded a total of 646,966 PSUs under the 2018 Long-Term Incentive Plan. The PSUs are subject to both a performance and service requirement. Under current accounting guidance 323,483 of the awarded 646,966 PSU are accounted for as being granted. These 323,483 PSUs still require the achievement of a certain performance as measured on December 31, 2019, based on the Company’s performance with respect to relative total

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stockholder return and the other 323,483 PSUs, which were awarded but are not yet considered granted, are based on the performance of management and the Company during the period between January 1, 2019 and December 31, 2019 determined by the Board's compensation committee. Any PSUs that have not been earned at the end of a performance period will be forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the award date.

The Company recognized the 323,483 PSUs deemed granted at their fair value determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized on a graded straight line basis over the vesting period. The PSUs that were awarded but not yet granted will be deemed granted on the date the Board's compensation committee determines how many PSUs have been earned. These additional earned PSUs will then be amortized on a straight line basis over the remaining vesting period, based on the grant date stock price. For the three months ended March 31, 2019 and 2018, the Company recognized $0.5 million and zero of non-cash stock compensation expense, which is presented within selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2019 and 2018, the total unamortized compensation cost related to unvested PSUs was $2.3 million and zero, respectively. The Company expects to recognize the expense over the remaining weighted-average period of 2.66 years.

A summary of the outstanding PSUs for the three ended of March 31, 2019 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018	128	$5.49	2.11
Granted	323	3.98	2.87
Forfeited	(1)	5.49	—
Vested	(43)	5.49	—
Outstanding at March 31, 2019	407	$4.29	2.66
NOTE 12 - Loss Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributed to common share holders	$(8,861)	$(14,810)
Denominator:
Weighted average common shares outstanding - basic	33,685	33,318
Weighted average common shares outstanding - diluted	33,685	33,318
Net loss per common share:
Basic	$(0.26)	$(0.44)
Diluted	$(0.26)	$(0.44)
The Company had 2.5 million potentially dilutive RSAs, RSUs and PSUs outstanding as of the three months ended March 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (this "Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our New ABL Facility (as defined below), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For more information on our New ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Credit Facility.”
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
The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.
Overview
We are a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 118 measurement while drilling ("MWD") kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 267,475 hydraulic horsepower (“HHP”) as of March 31, 2019. Our primary pressure pumping focus is on large hydraulic fracturing operations. Our Pressure Control segment provides various forms of well control, completions and workover applications through our 24 coiled tubing units, 10 of which are our 2.375 inch or larger ("Large Diameter"), 36 rig-assisted snubbing units and ancillary equipment. As of March 31, 2019, our wireline services included 41 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
The Company was incorporated on April 13, 2017. This Quarterly Report includes results for the first quarter of 2018 for our accounting Predecessor, Quintana Energy Services LP (“QES LP” or our “Predecessor”), which was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”), we became the holding company for QES LP and its subsidiaries.
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

During the first quarter of 2019, the price of crude increased approximately 33.2% with WTI closing at $60.19 per barrel up from $45.15 per barrel on December 28, 2018. This increase partially offset the 38.6% decline of crude price in the fourth quarter of 2018. For the first quarter of 2018, WTI closed at $64.87 per barrel. The Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has increased from 972 rigs on March 29, 2018 to 977 rigs as of March 29, 2019. The volatility and overall decline in crude oil prices had a moderately negative impact on our first quarter condensed consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. While we started experiencing decreases in demand for our pressure pumping services in particular, demand for our directional drilling services, wireline services and pressure control services has continued to improve compared to the same period last year. Due to the decrease in demand, we deactivated our third and fourth pressure pumping hydraulic fracturing fleets in January 2019 and March 2019, respectively. From the first quarter of 2018 through the first quarter of 2019, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 42.4%, while day rates have improved. While utilization of our Wireline and Pressure Control assets remained consistent compared to the three months ended

March 31, 2018, our Wireline and Pressure Control segments experienced notable pricing improvements compared to the first quarter of 2018.

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
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of March 31, 2019, 89.3% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs during 2018, we have increased the number of “follow me rigs” from approximately 50 in March of 2018 to 67 as of March 31, 2019. We intend to continue to re-deploy additional MWD kits over the course of the remainder of the year and into 2020, as market conditions warrant.
Our Directional Drilling segment accounted for approximately 43.7% and 26.6% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
Pressure Pumping: Our Pressure Pumping segment provides hydraulic fracturing services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from hydraulic fracturing services in the Mid-Continent and Rocky Mountain regions. During the first quarter, we reduced the number of active hydraulic fracturing fleets from four to two as a result of decreased demand for these services.
Our hydraulic fracturing services are based upon a purchase order, contract or on a spot market basis. Services are bid on a stage rate or job basis (for fracturing services) or job basis (for cementing and acidizing services), contracted or hourly basis. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Customers are charged for the services performed on location and mobilization of the equipment to the location. Additional revenue can be generated through product sales of some materials that are delivered as part of the service being performed.
Our Pressure Pumping segment accounted for approximately 20.2% and 37.8% of our revenues for the three months ended March 31, 2019 and 2018, respectively.

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
Our Pressure Control segment accounted for approximately 20.3% and 19.8% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
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
Our Wireline segment accounted for approximately 15.7% and 15.8% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
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

Recent Trends and Outlook
Demand for our services is predominantly influenced by the level of drilling and completion activity by E&P companies (“operators”), which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. WTI has increased from its low of $26.21 per Bbl in early 2016 to $60.14 per Bbl as of March 29, 2019. Natural gas prices have increased from their lows of $1.64 per MMBtu in early 2016 to $2.71 per MMBtu as of March 29, 2019. In trend with commodity prices, drilling and completion activity in the United States has increased significantly, corresponding to improved demand for our services.
We believe that supply and demand fundamentals for multi-year industry growth are still intact and will help extend the overall trend of increased commodity prices. In parallel, shale plays in the United States continue to evolve with both operators and service companies introducing significant efficiencies to drive cost from exploration and production work. Improved commodity prices and continued improvement to cost of production are positive contributors for the anticipated profitability of operators and their demand for our services.

Market volatility remains present, however, and WTI dropped over 38% in the fourth quarter of 2018 only to surge back and recover most of these losses by the end of the first quarter of 2019. Despite WTI’s recovery, its fourth quarter decline and investor sentiment contributed to the moderation of 2019 budgets for operators as they appear to shift strategies from production growth to operating within cash flow and generating returns. While these developments may have caused near-term budget constraints for our customers, we believe this is a positive sign for the long-term prospects of our industry. If widely implemented, this strategic shift may moderate volatility in demand for our services, which over time could drive improved results.
Our industry remains fragmented and there are ample opportunities for consolidation amongst service companies. For the remainder of 2019, we intend to continue to strengthen our operating divisions through a combination of organic growth and the pursuit of strategic acquisition opportunities.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)
Revenues:	$141,665	$141,268
Costs and expenses:
Direct operating costs	121,551	116,097
General and administrative	15,710	20,312
Depreciation and amortization	12,440	11,078
Gain on disposition of assets	(23)	(106)
Operating loss	(8,013)	(6,113)
Non-operating income expense:
Interest expense	(671)	(10,192)
Other income	—	—
Loss before income tax	(8,684)	(16,305)
Income tax expense	(177)	(51)
Net loss	$(8,861)	$(16,356)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$9,480	$2,580
Pressure Pumping	(3,504)	9,889
Pressure Control	3,241	3,650
Wireline	2,064	2,564
Adjusted EBITDA (1)	$7,554	$15,483
Other Operational Data:
Directional drilling rig days (2)	5,279	3,706
Average monthly directional rigs on revenue (3)	82	57
Total hydraulic fracturing stages	853	963
Average hydraulic fracturing revenue per stage	$31,501	$52,477

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

(2)	Rig days represent the number of days we are providing services to rigs and are earning revenues during the period, including days that standby revenues are earned.

(3)	Rigs on revenue represents the average number of rigs earning revenue during a given time period, including days that standby revenues are earned.

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended March 31, 2019 and 2018 (in thousands of dollars):

	Three Months Ended
	March 31, 2019	March 31, 2018
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(8,861)	$(16,356)
Income tax expense	177	51
Interest expense	671	10,192
Depreciation and amortization expense	12,440	11,078
Gain on disposition of assets, net	(23)	(106)
Non-cash stock based compensation	2,751	9,886
Rebranding expense (1)	16	—
Settlement expense (2)	383	223
Equipment and stand-up expense (3)	—	515
Adjusted EBITDA	$7,554	$15,483

(1)	Relates to expenses incurred in connection with rebranding our segments.

(2)
For 2019, represents legal fees for FLSA claims and other non-recurring settlement expenses that were recorded in general and administrative expenses. For 2018, represents legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. For 2018, primarily represents costs relating to the deployment of our third pressure pumping fleet, of which, approximately $0.4 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administrative expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Directional Drilling	$61,956	$37,602
Pressure Pumping	28,631	53,400
Pressure Control	28,775	27,961
Wireline	22,303	22,305
Total revenue	$141,665	$141,268
Revenue for the three months ended March 31, 2019 increased by $0.4 million, or 0.3%, to $141.7 million from $141.3 million for the three months ended March 31, 2018. The increase in revenue by segment was as follows:
Directional Drilling revenue increased by $24.4 million, or 64.9%, to $62.0 million for the three months ended March 31, 2019, from $37.6 million for the three months ended March 31, 2018. This increase was primarily attributable to a 42.9%

increase in utilization and an increase in pricing. Approximately 96.9% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the three months ended March 31, 2019 compared to 93.0% for the three months ended March 31, 2018. The change in utilization and pricing accounted for 81.9% and 18.1% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue decreased by $24.8 million, or 46.4%, to $28.6 million for the three months ended March 31, 2019, from $53.4 million for three months ended March 31, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing in our areas of operation, which led to our stacking of two hydraulic fracturing fleets which occurred in January 2019 and late March 2019, as opposed to our three hydraulic fracturing fleets that were in service during the three months ended March 31, 2018. This drove a corresponding 11.4% decrease in stages to 853 for the three months ended March 31, 2019. Additionally, we experienced a 40.0% decrease in average revenue per stage to $31,501 for the three months ended March 31, 2019, from $52,477 for the three months ended March 31, 2018, due to pricing pressure driven by the current competitive dynamics in the market, and a shift to more pump only job types completed. Approximately 83.4% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the three months ended March 31, 2019, compared to 94.7% for the three months ended March 31, 2018.
Pressure Control revenue increased by $0.8 million, or 2.9%, to $28.8 million for the three months ended March 31, 2019, from $28.0 million for the three months ended March 31, 2018. This increase was primarily attributable to 11.2% increase in weighted average revenue per day to $22,516 for the three months ended March 31, 2019, partially offset by a 1.6% decrease in weighted average utilization to 30.9%. In addition, increased well control activities and the deployment of a new Large Diameter coiled tubing unit positively impacted Pressure Control revenue during the three months ended March 31, 2019.
Wireline revenue was flat at $22.3 million for the three months ended March 31, 2019, compared to $22.3 million for the three months ended March 31, 2018. We experienced a 2.5% decrease in crewed utilization to 35.2% primarily associated with our conventional operations and revenue days decreased by 23.7%, which was offset by a 31.0% increase in revenue per day for the three months ended March 31, 2019. Approximately 86.5% of our Wireline segment revenue was derived from unconventional services for the three months ended March 31, 2019, compared to 82.8% for the three months ended March 31, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31, 2019	March 31, 2018
Direct operating expenses:
Directional Drilling	$48,735	$31,919
Pressure Pumping	30,310	42,639
Pressure Control	23,279	22,668
Wireline	19,227	18,871
Total direct operating expenses	$121,551	$116,097
Direct operating expenses for the three months ended March 31, 2019 increased by $5.5 million, or 4.7%, to $121.6 million, from $116.1 million for the three months ended March 31, 2018. The increase in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $16.8 million, or 52.7%, to $48.7 million for the three months ended March 31, 2019, from $31.9 million for the three months ended March 31, 2018. This increase was primarily attributable to a 42.4% increase in rig days to 5,279 over the same period, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses decreased by $12.3 million, or 28.9%, to $30.3 million for the three months ended March 31, 2019, from $42.6 million for the three months ended March 31, 2018. This decrease was primarily attributable to decreased activity driven by an 11.4% decrease in hydraulic fracturing stages completed to 853 stages compared to 963 stages completed in the three months ended March 31, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated two hydraulic fracturing fleets, one in January 2019 and one in late March 2019, resulting in two active fleets at March 31, 2019 compared to three active fleets at March 31, 2018. This reduction in active spreads further contributed to lower direct operating expenses for the three months ended March 31, 2019.
Pressure Control direct operating expenses increased by $0.6 million or 2.6%, to $23.3 million for the three months ended March 31, 2019, from $22.7 million for the three months ended March 31, 2018. This increase was primarily attributable to increased activity levels driving higher costs associated with personnel, equipment and consumables for the three months ended March 31, 2019.

Wireline direct operating expenses increased by $0.3 million, or 1.6%, to $19.2 million for the three months ended March 31, 2019, from $18.9 million for the three months ended March 31, 2018. This increase was primarily driven by increased unconventional market activity, higher costs associated with personnel, equipment and consumables.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $4.6 million, or 22.7%, to $15.7 million for the three months ended March 31, 2019, from $20.3 million for the three months ended March 31, 2018. The decrease in general and administrative expenses was primarily driven by a lower non-cash stock based compensation expense of $2.8 million compared to $9.9 million as of the three months ended March 31, 2018, partially offset by an increase in G&A expenses for the additional administrative expenses related to being a publicly traded company and outsourced professional services.
Depreciation and amortization. Depreciation and amortization increased by $1.3 million, or 11.7%, to $12.4 million for the three months ended March 31, 2019, from $11.1 million for the three months ended March 31, 2018. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service compared to three months ended March 31, 2018.
Gain on disposition of assets, net. Net gain on disposition of assets for three months ended March 31, 2019 was nominal, primarily attributable to Directional Drilling and Wireline’s gain on obsolete equipment disposals, offset by losses in other segments, compared to a $0.1 million gain on disposition of assets, primarily attributable to the disposition of Pressure Pumping and Wireline assets for the three months ended March 31, 2018.
Interest expense. Interest expense decreased by $9.5 million, or approximately 93.1%, to $0.7 million for the three months ended March 31, 2019, compared to $10.2 million for the three months ended March 31, 2018. The decrease in interest expense was primarily due to lower debt levels, which exceeded $110.0 million in the three months ended March 31, 2018, compared to the current debt outstanding of $37.0 million as of March 31, 2019.
Adjusted EBITDA. Adjusted EBITDA for three months ended March 31, 2019 decreased by $7.9 million, or 51.0% to $7.6 million from $15.5 million for the three months ended March 31, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $6.9 million, or 265.4%, to $9.5 million in the three months ended March 31, 2019, compared to $2.6 million in the three months ended March 31, 2018. The increase was primarily attributable to a 64.9% increase in revenue driven by increased market activity, partially offset by an associated 52.7% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA of $(3.5) million during the three months ended March 31, 2019, decreased compared with the three months ended March 31, 2018. This decrease was primarily attributable to a 46.4% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with the market conditions, we stacked two fleets in January 2019 and March 2019 which contributed to the 28.9% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $0.4 million, or 11.1% to $3.2 million in the three months ended March 31, 2019, compared to $3.6 million in the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in net income during the first quarter driven by market conditions, an 1.6% decrease in utilization, a 3.1% decrease in total revenue days for the quarter, and a 2.6% increase in direct operating expenses, which is offset by lower stock compensation expenses in the first quarter of 2019.
Wireline Adjusted EBITDA decreased by $0.5 million, or 19.2% to $2.1 million in the three months ended March 31, 2019, compared to $2.6 million in the three months ended March 31, 2018. The decrease was primarily attributable to a 10.0% decline in utilization offset by an increase in day rates, partially offset by a 1.6% increase in direct operating expenses and a 22.4% increase in G&A expense driven by increased personnel, consumables and overhead costs resulting from increased utilization.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under the New ABL Facility (as defined below) and cash flows from operations. At March 31, 2019, we had $20.9 million of cash and cash equivalents and $45.2 million net availability on the New ABL Facility, which resulted in a total liquidity position of $66.1 million.
Our directional drilling, wireline and pressure control activity has remained relatively flat and demand for our pressure pumping services has decreased given the increased volatility and overall decline in commodity prices since the third quarter of 2018. Our cash flow from operations improved for the three months ended March 31, 2019 and we expect cash flow to continue to improve as drilling and completion activity is expected to rise the second half of 2019. However, there is no certainty that cash flow will continue to improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. Our primary uses of cash are maintenance and growth capital expenditures, including acquisitions and investments in property and equipment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.
The following table sets forth our cash flows for the periods indicated (in thousands of dollars) presented below:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$10,654	$10,401
Net cash used in investing activities	(8,884)	(11,416)
Net cash provided by financing activities	5,316	8,910
Net change in cash	7,086	7,895
Cash balance end of period	$20,890	$16,646
Net cash provided by operating activities
Net cash provided by operating activities was $10.7 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $10.4 million for the three months ended March 31, 2018. The increase in operating cash flows was primarily attributable to the faster collection of trade receivables, an increase in Directional Drilling rig days, higher average monthly Directional Drilling rigs on revenue and working capital in-flow due to the reduction in activity in the Pressure Pumping segment, compared to the higher Pressure Pumping utilization and pricing experienced during the 2018 as a result of prevailing market conditions.
Net cash used in investing activities
Net cash used in investing activities was $8.9 million for the three months ended March 31, 2019, compared to net cash used in investing activities of $11.4 million for the three months ended March 31, 2018. The cash flow used in investing activities for the three months ended March 31, 2019 was used primarily for maintenance capital spending tied to our existing fleet and growth capital spending in Directional Drilling and Pressure Control. We purchased $12.3 million in equipment and received $3.8 million in exchange for selling assets for the three months ended March 31, 2019, compared to $10.7 million of cash that was used to purchase equipment and the receipt of $1.0 million in exchange for selling assets during the three months ended March 31, 2018.
Net cash provided by financing activities
Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $8.9 million for the three months ended March 31, 2018. During the first quarter of 2019, $1.4 million was paid for treasury shares in connection with the settlement of equity based compensation, net of taxes, which vested during the three months ended March 31, 2019. During the first quarter of 2019, $0.5 million was paid for treasury shares in connection with our common stock repurchase program. During the first quarter of 2018, net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO.
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
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $37.0 million borrowings outstanding at March 31, 2019 was 5.3%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At March 31, 2019, we had $20.9 million of cash and equivalents and $45.2 million net availability on the New ABL Facility, which resulted in a total liquidity position of $66.1 million.
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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of March 31, 2019, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the three months ended March 31, 2019, our capital expenditures, including advance deposit on equipment, were approximately $3.4 million, $3.3 million, $5.0 million and $0.9 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $12.6 million, primarily for maintenance capital spending tied to our existing fleet and growth capital spending in our Directional Drilling and Pressure Control segments.
For the three months ended March 31, 2018, our capital expenditures, excluding acquisitions, were approximately $2.7 million, $5.2 million, $4.4 million and $0.1 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments for aggregate net capital expenditures of approximately $12.4 million, primarily for purchase of new drilling motors, the redeployment of a hydraulic fracturing fleet and maintenance capital expenditures.

We currently estimate that our capital expenditures for our existing assets, approved capacity additions and other projects during the remainder of 2019 will range from approximately $25.0 million to $35.0 million. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.
We believe that our operating cash flow and available borrowings under our New ABL Facility will be sufficient to fund our operations for the next twelve months. Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific acquisition budget for 2019 since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our New ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy and at the Company’s discretion.  As of March 31, 2019, the Company had repurchased 199,748 shares over the life of this program.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2019.
Critical Accounting Policies and Estimates
Other than the accounting impacts resulting from our adoption of Topic 842, which are discussed in Notes 1 and 5 to our condensed consolidated financial statements herein, as of March 31, 2019, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 7, 2019.
Recent Accounting Pronouncements
See "Note - 1 Nature of Operations, Basis of Presentation and Significant Accounting Policies" to our condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to Item 305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) of the Exchange Act of were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Topic 842.  The adoption of this standard resulted in recording of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statement of operations for the three months ended March 31, 2019.  In connection with the adoption of the new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard.  There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2018 Annual Report. For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A “Risk Factors” in our 2018 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Common Stock Repurchases Made in the Quarter
Under our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, repurchases can be made from time to time in the open market based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company's discretion. As of March 31, 2019, the Company had purchased 199,748 shares over the life of this program.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	38,352	$4.35	38,352	$5,296
February	26,200	$5.19	26,200	$5,160
March	38,889	$4.84	38,889	$4,972
January to March 31, 2019 Total	103,441		103,441

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

Index to Exhibits

3.1
Amended and Restated Certificate of Incorporation of Quintana Energy Services Inc. (incorporated by reference to Exhibit 3.1 of Quintana Energy Services Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 1-38383).

3.2
Amended and Restated Bylaws of Quintana Energy Services Inc. (incorporated by reference to Exhibit 3.3 of Quintana Energy Services Inc.'s Current Report on Form 8-K filed on February 14, 2018, File No. 1-38383).

10.1†
Indemnification Agreement (Bobby S. Shackouls). (incorporated by reference to Exhibit 10.22 of Quintana Energy Services Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, File No. 1-38383).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTANA ENERGY SERVICES INC.

By:	/s/ D. Rogers Herndon
D. Rogers Herndon
President, Chief Executive Officer, and Director

Date: May 9, 2019

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 9, 2019

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: May 9, 2019