Form 10-Q
period 2019-06-30
Quintana Energy Services Inc.
filed 2019-08-09
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2019, was 33,503,556.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,583	$13,804
Accounts receivable, net of allowance of $1,726 and $1,841	84,753	101,620
Unbilled receivables	8,131	13,766
Inventories (Note 2)	25,005	23,464
Prepaid expenses and other current assets	5,165	7,481
Total current assets	139,637	160,135
Property, plant and equipment, net	156,577	153,878
Operating lease right-of-use asset (Note 5)	16,208	—
Intangible assets, net	8,112	9,019
Other assets	1,333	1,517
Total assets	$321,867	$324,549
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,665	$51,568
Accrued liabilities (Note 3)	32,599	37,533
Other current liabilities	8,127	422
Total current liabilities	81,391	89,523
Long-term debt (Note 4)	35,000	29,500
Long-term operating lease liabilities (Note 5)	10,844	—
Long-term finance lease liabilities (Note 5)	9,222	3,451
Deferred tax liability	232	130
Other long-term liabilities	18	125
Total liabilities	136,707	122,729
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 34,382,599 issued; 33,705,148 outstanding	350	344
Additional paid-in-capital	354,517	349,080
Treasury shares, at cost, 677,451 and 232,892 common shares	(3,783)	(1,821)
Accumulated deficit	(165,924)	(145,783)
Total shareholders’ equity	185,160	201,820
Total liabilities and shareholders’ equity	$321,867	$324,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:	$125,627	$152,536	$267,292	$293,804
Costs and expenses:
Direct operating costs	109,075	124,592	230,626	240,689
General and administrative	13,862	14,489	29,571	34,802
Depreciation and amortization	13,116	11,155	25,556	22,233
Gain on disposition of assets	(153)	(594)	(176)	(700)
Operating (loss) income	(10,273)	2,894	(18,285)	(3,220)
Non-operating income expense:
Interest expense	(853)	(433)	(1,524)	(10,625)
(Loss) income before income tax	(11,126)	2,461	(19,809)	(13,845)
Income tax expense	(154)	(326)	(331)	(377)
Net (loss) income	(11,280)	2,135	(20,140)	(14,222)
Net loss attributable to predecessor	—	—	—	(1,546)
Net (loss) income attributable to Quintana Energy Services Inc.	$(11,280)	$2,135	$(20,140)	$(12,676)
Net (loss) income per common share:
Basic	$(0.33)	$0.06	$(0.60)	$(0.38)
Diluted	$(0.33)	$0.06	$(0.60)	$(0.38)
Weighted average common shares outstanding:
Basic	33,804	33,631	33,745	33,519
Diluted	33,804	35,227	33,745	33,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of U.S dollars, units and shares)
(Unaudited)

	Common Unitholder Number of Units	Members' Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	236	246,027	—	—	33,633
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,445	—	—	90,541
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(4,307)	—	—	(4,307)
Equity-based compensation	—	—	401	4	9,882	—	—	9,886
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(14,810)	(14,810)
Balance at March 31, 2018	—	$—	33,631	$336	$342,047	$(1,271)	$(143,833)	$197,279
Effect of Reorganization Transactions	—	—	—	2	(4)	—	—	(2)
Issuance of common stock sold in initial public offering, net of offering costs	—	—	—	—	1	—	—	1
Cost incurred for stock issuance	—	—	—	—	(969)	—	—	(969)
Equity-based compensation	—	—	—	2	2,938	—	—	2,940
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	2,134	2,134
Balance at June 30, 2018	—	$—	33,631	$340	$344,013	$(1,271)	$(141,699)	$201,383

Balance at December 31, 2018	—	$—	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820
Equity-based compensation	—	—	609	3	2,748	—	—	2,751
Tax withholding on stock vesting	—	—	(177)	—	—	(954)	—	(954)
Stock buyback plan activity	—	—	(103)	—	—	(486)	—	(486)
Net loss	—	—	—	—	—	—	(8,861)	(8,861)
Balance at March 31, 2019	—	$—	33,870	$347	$351,828	$(3,261)	$(154,644)	$194,270
Equity-based compensation	—	—	—	3	2,689	—	—	2,692
Stock buyback plan activity	—	—	(165)	—	—	(522)	—	(522)
Net loss	—	—	—	—	—	—	(11,280)	(11,280)
Balance at June 30, 2019	—	$—	33,705	$350	$354,517	$(3,783)	$(165,924)	$185,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(20,140)	$(14,222)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,556	22,233
Gain on disposition of assets	(5,165)	(3,068)
Non-cash interest expense	174	855
Loss on debt extinguishment	—	8,594
Provision for doubtful accounts	300	460
Deferred income tax expense	67	—
Stock-based compensation	5,443	12,826
Changes in operating assets and liabilities:
Accounts receivable	16,566	(12,567)
Unbilled receivables	5,635	(3,204)
Inventories	(1,542)	(5,051)
Prepaid expenses and other current assets	2,743	1,331
Other noncurrent assets	11	(176)
Accounts payable	(9,387)	3,413
Accrued liabilities	(3,448)	1,009
Other long-term liabilities	(106)	(15)
Net cash provided by operating activities	16,707	12,418
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,521)	(41,194)
Proceeds from sale of property, plant and equipment	6,520	3,911
Net cash used in investing activities	(15,001)	(37,283)
Cash flows from financing activities:
Proceeds from revolving debt	7,500	33,000
Payments on revolving debt	(2,000)	(81,071)
Payments on term loans	—	(11,225)
Payments on finance leases	(625)	(182)
Payments on financed payables	(1,839)	—
Payment of deferred financing costs	—	(1,416)
Prepayment premiums on early debt extinguishment	—	(1,346)
Payments for treasury shares	(1,963)	(1,271)
Proceeds from new shares issuance, net of underwriting commissions	—	90,542
Costs incurred for stock issuance	—	(2,673)
Net cash provided by financing activities	1,073	24,358
Net increase in cash and cash equivalents	2,779	(507)
Cash and cash equivalents beginning of period	13,804	8,751
Cash and cash equivalents end of period	$16,583	$8,244

Supplemental cash flow information
Cash paid for interest	$1,270	$1,119
Income taxes paid	84	151
Supplemental non-cash investing and financing activities
Fixed asset purchases in accounts payable and accrued liabilities	$1,513	$570
Financed payables	426	—
Non-cash finance lease additions	8,696	—
Non-cash payment for property, plant and equipment	—	3,279
Debt conversion of Former Term Loan to equity	—	33,631
Issuance of common shares for members’ equity	—	212,630
Stock issuance cost included in accounts payable	—	501
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
We are a diversified oilfield services provider of leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company operates through four reporting segments which are Directional Drilling, Pressure Pumping, Pressure Control and Wireline.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation. These reclassification of costs between direct operating costs and general and administrative costs ("G&A") has no net impact to the condensed consolidated statements of income or to total segment reporting. Historically, and through December 31, 2018, certain direct operating costs related to business operations were classified and reported as G&A. The historical classification was consistent with the information used by our chief operating decision maker ("CODM") to assess performance of our segments and make resource allocation decisions, and the classification of such costs within the condensed consolidated statements of income was aligned with the segment presentation. Effective January 1, 2019, we changed the classification of certain of these costs in our segment reporting disclosures and within the condensed consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM. For the three months ended June 30, 2019, we reclassified certain costs from G&A to direct operating costs, which decreased G&A by $8.0 million and increased direct operating costs by $8.0 million. For the six months ended June 30, 2018, G&A decreased by $17.6 million and direct operating cost increased by $17.6 million.
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

Accounting Standard Update not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of June 30, 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.
NOTE 2 - Inventories
Inventories consisted of the following (in thousands of U.S. dollars):

	June 30, 2019	December 31, 2018
Inventories:
Consumables and materials	$6,945	$7,566
Spare parts	18,060	15,898
Total Inventories	$25,005	$23,464
NOTE 3 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of U.S. dollars):

	June 30, 2019	December 31, 2018
Current accrued liabilities:
Accrued payables	$11,460	$12,943
Payroll and payroll taxes	9,452	7,051
Bonus	2,121	6,117
Workers compensation insurance premiums	1,631	1,532
Sales tax	2,210	2,599
Ad valorem tax	1,293	581
Health insurance claims	1,171	921
Other accrued liabilities	3,261	5,789
Total accrued liabilities	$32,599	$37,533
NOTE 4 - Long-Term Debt
Former Revolving Credit Facility

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $35.0 million borrowings outstanding at June 30, 2019 was 5.3%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At June 30, 2019, we had $16.6 million of cash and cash equivalents and $41.9 million net availability on the New ABL Facility, which resulted in a total liquidity position of $58.5 million.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company's failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any credit party; and (iv) the occurrence of a default under any other material indebtedness QES or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of June 30, 2019 the Company was in compliance with all debt covenants.
NOTE 5 - Leases

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of 2019, the Company adopted Topic 842, effective January 1, 2019. This ASC requires lessees to recognize an operating lease asset and an operating lease liability on the balance sheet, with the exception of short-term leases.
Under the transition method selected by QES, leases existing at, or entered into after, January 1, 2019 are to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with QES’s historical accounting. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately of $29.1 million as of January 1, 2019, with no related impact on our condensed consolidated statement of shareholders' equity or condensed consolidated statement of operations. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at the lease commencement.
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
The components of lease expense were as follows (in thousands of U.S. dollars):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:	$3,720	$6,794

Finance lease cost:
Amortization of ROU assets	493	585
Interest on lease liabilities	262	350
Total finance lease cost	755	935

Short-term lease cost:	$307	$486

Supplemental cash flow information related to leases was as follows (in thousands of U.S. dollars):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,804
Operating cash flows for finance leases	294
Financing cash flows for finance leases	625

ROU assets obtained in exchange for lease obligations:
Operating leases	$22,437
Finance leases	12,569
Supplemental balance sheet information related to leases was as follows (in thousands of U.S. dollars, except lease term and discount rate):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2019
Operating Leases
Operating lease ROU assets	$16,208

Other current liabilities	5,405
Long-term operating lease liabilities	10,844
Total operating lease liabilities	$16,249

Finance Leases
Property and equipment, net	9,920

Other current liabilities	2,722
Long-term finance lease liabilities	9,222
Total finance lease liabilities	$11,944

Weighted Average Remaining Lease Term
Operating leases (in years)	3.7
Finance leases (in years)	4.7

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	8.6%

Maturities of lease liabilities were as follows at June 30, 2019 (in thousands of U.S. dollars):

	Operating Leases	Finance Leases
Remainder of 2019	$3,454	$1,879
2020	5,857	3,719
2021	5,032	3,665
2022	2,888	2,949
2023	920	1,098
Thereafter	1,580	1,937
Total lease payments	19,731	15,247
Less: imputed interest	(3,482)	(3,303)
Total	$16,249	$11,944

At December 31, 2018, future minimum lease payments under the Company's finance leases for the five years ending December 31, 2019 through December 31, 2023 and thereafter are as follows:  $0.7 million, $0.7 million, $0.6 million, $0.6 million, $0.6 million and $1.9 million, respectively.

At December 31, 2018, future minimum lease payments under the Company's operating leases for the five years ending December 31, 2019 through December 31, 2023 and thereafter are as follows:  $11.0 million, $6.9 million, $6.3 million, $4.5 million, $1.1 million and $1.2 million, respectively.

NOTE 6 - Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their respective tax returns. As a result of the IPO and related Reorganization Transactions, Quintana Energy Services Inc. was formed as a corporation to hold all of the operational assets of Quintana Energy Services LP. Accordingly, in 2018, a

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

provision for federal and state corporate income taxes was only made for the operations of Quintana Energy Services Inc. from February 8, 2018 through June 30, 2018 in the unaudited condensed consolidated financial statements.
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States.
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was (1.4)% and 13.2% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was (1.7)% and (3.1)% for the six months ended June 30, 2019 and 2018, respectively.
The change in the effective tax rate for the three and six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to Texas Margins Tax as applied against total gross receipts of the Company.
Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2019, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
The federal and state statutes of limitations have expired for all tax years prior to 2015 and we are not currently under audit by the IRS or any state jurisdiction.
NOTE 7 - Related Party Transactions
The Company utilizes some Quintana Capital Group, L.P. affiliate employees for certain accounting and risk management functions and incurs some tool rental and maintenance charges from Archer Well Company Inc. These amounts are reimbursed by the Company on a monthly basis.
At June 30, 2019 and 2018, QES had the following transactions with related parties (in thousands of U.S. dollars):

	June 30, 2019	December 31, 2018
Accounts payable to affiliates of Quintana Capital Group, L.P.	$—	$—
Accounts payable to affiliates of Archer Well Company Inc.	$35	$40

	Three Months Ended June 30,
	2019	2018
Operating expenses from affiliates of Quintana Capital Group, L.P.	$82	$115
Operating expenses from affiliates of Archer Well Company Inc.	$16	$8

	Six Months Ended June 30,
	2019	2018
Operating expenses from affiliates of Quintana Capital Group, L.P.	$254	$222
Operating expenses from affiliates of Archer Well Company Inc.	$19	$11
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
Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect upon its condensed consolidated financial position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
An ongoing class action was filed during 2016 against one of the Company’s subsidiaries alleging violations of state based wage and hour laws and the Fair Labor Standards Act (“FLSA”) relating to non-payment of overtime pay. The Company believes its pay practices comply with the FLSA. The case is working its way through the various stages of the legal process, however, management believes the Company’s exposure is not material.
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
Pressure Pumping
Our Pressure Pumping segment provides hydraulic fracturing stimulation services, cementing services and acidizing services. The majority of the revenues generated in this segment are derived from pressure pumping services focused on fracturing, cementing and acidizing services in the Permian Basin, Mid-Continent and Rocky Mountains regions. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. Customers for this segment include large public E&P operators as well as independent oil and gas producers.
Pressure Control
Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our Pressure Control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide our pressure control services primarily in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, DJ/Powder River Basin, Haynesville Shale and Fayetteville Shale.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents a reconciliation of Segment Adjusted EBITDA to net (loss) income (in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Directional Drilling	$5,854	$5,242	$15,334	$7,822
Pressure Pumping	762	8,884	(2,742)	18,774
Pressure Control	1,584	5,602	4,825	9,252
Wireline	384	788	2,447	3,351
Corporate and Other	(5,894)	(7,061)	(12,769)	(20,886)
Income tax expense	(154)	(326)	(331)	(377)
Interest expense	(853)	(433)	(1,524)	(10,625)
Depreciation and amortization	(13,116)	(11,155)	(25,556)	(22,233)
Gain on disposition of assets, net	153	594	176	700
Net loss	$(11,280)	$2,135	$(20,140)	$(14,222)

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information related to the Company’s total assets position as of June 30, 2019 and December 31, 2018, by segment, is as follows (in thousands of U.S. dollars):

	June 30, 2019	December 31, 2018
Directional Drilling	$116,346	$105,942
Pressure Pumping	103,578	121,824
Pressure Control	73,036	70,401
Wireline	37,985	28,039
Total	$330,945	$326,206
Corporate & Other	4,923	7,344
Eliminations	(14,001)	(9,001)
Total assets	$321,867	$324,549
The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of U.S. dollars):

	Three Months Ended June 30, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$54,380	$24,038	$27,646	$19,563	$125,627
Depreciation and amortization	3,071	5,823	3,166	1,056	13,116
Capital expenditures	$5,343	$547	$2,363	$630	$8,883

	Three Months Ended June 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$43,605	$56,702	$31,965	$20,264	$152,536
Depreciation and amortization	2,547	5,467	2,168	973	11,155
Capital expenditures	$4,646	$18,620	$5,269	$244	$28,779

	Six Months Ended June 30, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$116,335	$52,670	$56,421	$41,866	$267,292
Depreciation and amortization	6,038	11,301	6,096	2,121	25,556
Capital expenditures	$8,734	$3,836	$7,411	$1,540	$21,521

	Six Months Ended June 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$81,207	$110,102	$59,926	$42,569	$293,804
Depreciation and amortization	5,153	11,004	4,081	1,995	22,233
Capital expenditures	$7,355	$23,831	$9,649	$359	$41,194
NOTE 10 - Revenue
Performance Obligations and Transaction Price
Customers generally contract with us to provide an integrated service of personnel and equipment for directional drilling, pressure pumping, pressure control or wireline services. The Company is seen by the operator as the overseer of its services and is compensated to provide an entire suite of services. QES determined that each service contract contains a single performance obligation, which is each day’s service. In addition, each day’s service is within the scope of the series guidance as both criteria of series guidance are met per ASC 606: 1) each distinct increment of service (i.e. days available to supervise or number of stages determined at contract inception) that the Company agrees to transfer represents a performance obligation that meets the criteria for recognizing revenue over time, and 2) the Company would use the same method for measuring progress toward satisfaction

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the performance obligation for each distinct increment of service in the series. Therefore, the Company has determined that each service contract contains one single performance obligation, which is the series of each distinct daily service rendered.
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
NOTE 11 - Stock-Based Compensation
As of June 30, 2019, the Company had three types of stock-based compensation under the Company's 2018 Long-Term Incentive Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual vesting component, one of which was the time vesting component and the other was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 9, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO. The stock-based compensation awards and units are classified as equity awards as they are settled in shares of QES common stock.
The following table summarizes stock-based compensation costs for the three months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock awards	$143	$150	$310	$150
Restricted stock units	2,221	2,581	4,353	12,467
Performance stock units	328	209	781	209
Stock-based compensation expense	$2,692	$2,940	$5,444	$12,826

i.	Restricted Stock Awards

In March 2018, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the second quarter 2018, we granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vested in February 2019.

The Company recognized these RSAs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSAs will be amortized into income on a straight-line basis over the vesting period.

In January 2019, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. We granted 140,844 RSAs, which had a grant date fair value of $4.26 per share. The stock awards will fully vest in February 2020.

As of June 30, 2019 and 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.4 million, which the Company expects to recognize over the remaining vesting period of 0.6 years.

ii.Restricted Stock Units

During the second quarter 2018, executive officers and key employees were granted a total of 476,042 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date.

During the first quarter 2019, executive officers and key employees were granted a total of 897,967 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the RSU's grant date provided that the employee remains employed by the Company at the applicable vesting date.

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

As of June 30, 2019 and 2018 total unamortized compensation cost related to unvested restricted stock units were $16.1 million and $20.8 million, respectively, which the Company expects to recognize over the remaining weighted-average period of 2.10 years.

A summary of the status and changes during the three and six months ended June 30, 2019 of the Company’s shares of non-vested RSUs is as follows:

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018:	1,551	$15.74	2.36
Granted	898	4.26	2.87
Forfeited	(13)	15.46	—
Vested	(509)	14.77	—
Outstanding at March 31, 2019:	1,927	$10.65	2.35
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at June 30, 2019	1,927	$10.65	2.10

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

During the first quarter 2019, executive officers and senior management were awarded a total of 646,966 PSUs under the 2018 Long-Term Incentive Plan. The PSUs are subject to both a performance and service requirement. Under current accounting guidance 323,483 of the awarded 646,966 PSU are accounted for as being granted. These 323,483 PSUs still require the achievement of a certain performance as measured on December 31, 2019, based on the Company’s performance with respect to relative total stockholder return and the other 323,483 PSUs, which were awarded but are not yet considered granted, are based on the performance of management and the Company during the period between January 1, 2019 and December 31, 2019 determined by the Board's compensation committee. Any PSUs that have not been earned at the end of a performance period will be forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the first three anniversaries of the award date.

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

As of June 30, 2019 and 2018, the total unamortized compensation cost related to unvested PSUs was $1.7 million and $2.1 million, respectively. The Company expects to recognize the expense over the remaining weighted-average period of 2.41 years.

A summary of the outstanding PSUs for the three and six months ended June 30, 2019 is as follows:

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018:	128	$5.49	2.11
Granted	323	3.98	2.87
Forfeited	(1)	5.49	—
Vested	(43)	5.49	—
Outstanding at March 31, 2019:	407	$4.29	2.66
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at June 30, 2019	407	$4.29	2.41
NOTE 12 - lncome (Loss) Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributed to common share holders	$(11,280)	$2,135	$(20,140)	$(12,676)
Denominator:
Weighted average common shares outstanding - basic	33,804	33,631	33,745	33,519
Weighted average common shares outstanding - diluted	33,804	35,227	33,745	33,519
Net income (loss) per common share:
Basic	$(0.33)	$0.06	$(0.60)	$(0.38)
Diluted	$(0.33)	$0.06	$(0.60)	$(0.38)
Potentially dilutive securities excluded as anti-dilutive [1]	2,475	$—	2,475	2,058
1 The Company's potentially dilutive securities include outstanding RSAs, RSUs and PSUs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 (this "Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
Overview
We are a diversified oilfield services provider of leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 117 measurement while drilling ("MWD") kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 267,475 hydraulic horsepower (“HHP”) as of June 30, 2019. Our primary pressure pumping focus is on large hydraulic fracturing operations. Our Pressure Control segment provides various forms of well control, completions and workover applications through our 24 coiled tubing units, 9 of which are our 2.375 inch or larger ("Large Diameter"), 36 rig-assisted snubbing units and ancillary equipment. As of June 30, 2019, our wireline services included 41 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
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

During the second quarter of 2019, the price of crude increased approximately 28.9% with WTI closing at $58.20 per barrel up from $45.15 per barrel on December 28, 2018. This increase partially offset the 38.6% decline of crude price in the fourth quarter of 2018. For the second quarter of 2018, WTI closed at $74.13 per barrel. The Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has decreased from 1020 rigs on June 30, 2018 to 934 rigs as of June 30, 2019. The volatility and overall decline in crude oil prices had a moderately negative impact on our first and second quarter condensed consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. While we started experiencing decreases in demand for our pressure pumping services in particular, demand for our directional drilling services improved compared to the same period last year. Due to the decrease in pressure pumping demand, we deactivated our third and fourth pressure pumping hydraulic fracturing fleets in January 2019 and March 2019, respectively. From the second quarter of 2018 through the second quarter of 2019, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 29.4%, while day rates and market share improved compared to the same period last year. While utilization of our Wireline and Pressure Control assets remained consistent compared to the six months ended June 30, 2018, our Wireline segment experienced notable pricing improvements.

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
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of June 30, 2019, 88.1% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs during 2018, we have increased the number of “follow me rigs” from approximately 53 in June of 2018 to 67 as of June 30, 2019.
Our Directional Drilling segment accounted for approximately 43.3% and 28.6% of our revenues for the three months ended June 30, 2019 and 2018, respectively.
Pressure Pumping: Our Pressure Pumping segment provides hydraulic fracturing services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from hydraulic fracturing services in the Permian Basin, Mid-Continent and Rocky Mountain regions. During the second quarter, the utilization for Pressure Pumping's two active hydraulic fracturing fleets was 92.8%, consistent with the same period in 2018.
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
Our Pressure Pumping segment accounted for approximately 19.1% and 37.2% of our revenues for the three months ended June 30, 2019 and 2018, respectively.

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
Our Pressure Control segment accounted for approximately 22.0% and 21.0% of our revenues for the three months ended June 30, 2019 and 2018, respectively.

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
Our Wireline segment accounted for approximately 15.6% and 13.3% of our revenues for the three months ended June 30, 2019 and 2018, respectively.
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

Recent Trends and Outlook
Demand for our services is predominantly influenced by the level of drilling and completion activity by E&P companies (“operators”), which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. WTI has increased from its low of $26.21 per Bbl in early 2016 to $58.20 per Bbl as of June 30, 2019. Natural gas prices have increased from their lows of $1.64 per MMBtu in early 2016 to $2.42 per MMBtu as of June 30, 2019. In trend with commodity prices, drilling and completion activity in the United States has increased, corresponding to improved demand for our services. We believe that supply and demand fundamentals for multi-year industry growth are still intact and will help extend the overall trend of increased commodity prices. In parallel, shale plays in the United States continue to evolve with both operators and service companies introducing significant efficiencies to drive cost from exploration and production work. We believe that improved commodity prices and continued improvement to cost of production are positive contributors for the anticipated profitability of operators and their demand for our services.

Market volatility remains present, however, and WTI dropped over 38% in the fourth quarter of 2018 only to surge back and recover most of these losses by the end of the second quarter of 2019. Despite WTI’s recovery, its fourth quarter decline and investor sentiment contributed to the moderation of 2019 budgets for operators as they appear to shift strategies from production growth to operating within cash flow and generating returns. While these developments may have caused near-term budget constraints for our customers, we believe this is a positive sign for the long-term prospects of our industry. If widely implemented, this strategic shift may moderate volatility in demand for our services, which over time could drive improved results.
We believe the mix of moderated 2019 budgets, a shifting strategy for operators to remain within cash flow, and the takeaway constraints in the Permian Basin reduced overall drilling and completions activity levels during the first half of 2019. We have seen the impact of the slowdown impact adjacent basins as hydraulic fracturing fleets migrated from the Permian Basin placing pressure on Mid-Continent pricing. We believe, however, that in the second half of 2019, there are several catalysts that could increase demand for our services from their current levels, including a constructive commodity price environment, improvements to takeaway capacity constraints in the Permian Basin and a material inventory of drilled but uncompleted wells. In May 2019 we started providing hydraulic fracturing services in the Permian Basin and currently service both the Permian Basin and the Mid-Continent Basin.
Our industry remains fragmented and there are ample opportunities for consolidation amongst service companies. For the remainder of 2019, we intend to continue to strengthen our operating divisions through a combination of organic growth and the pursuit of strategic acquisition opportunities.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
Revenues:	$125,627	$152,536
Costs and expenses:
Direct operating costs	109,075	124,592
General and administrative	13,862	14,489
Depreciation and amortization	13,116	11,155
Gain on disposition of assets	(153)	(594)
Operating (loss) income	(10,273)	2,894
Non-operating income expense:
Interest expense	(853)	(433)
(Loss) income before income tax	(11,126)	2,461
Income tax expense	(154)	(326)
Net (loss) income	$(11,280)	$2,135

	Three Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$5,854	$5,242
Pressure Pumping	762	8,884
Pressure Control	1,584	5,602
Wireline	384	788
Adjusted EBITDA (1)	$5,875	$17,918
Other Operational Data:
Directional drilling rig days (2)	4,854	4,108
Average monthly directional rigs on revenue (3)	71	61
Total hydraulic fracturing stages	810	947
Average hydraulic fracturing revenue per stage	$27,545	$56,000

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended
	June 30, 2019	June 30, 2018
Adjustments to reconcile Adjusted EBITDA to net loss:
Net (loss) income	$(11,280)	$2,135
Income tax expense	154	326
Interest expense	853	433
Depreciation and amortization expense	13,116	11,155
Gain on disposition of assets, net	(153)	(594)
Non-cash stock based compensation	2,692	2,940
Rebranding expense (1)	—	53
Settlement expense (2)	408	166
Severance expense (3)	85	53
Equipment and stand-up expense (4)	—	1,251
Adjusted EBITDA	$5,875	$17,918

(1)	Relates to expenses incurred in connection with rebranding our segments.

(2)
For 2019, represents certain nonrecurring corporate professional fees related to contemplated mergers and acquisitions activities, legal fees for FLSA claims and other non-recurring settlement expenses that were recorded in general and administrative expenses. For 2018, represents legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses incurred in connection with programs implemented to reduce headcount in connection with industry trends and market conditions. During the three months ended June 30, 2019, $0.1 million was recorded in direct operating expenses and for the three months ended June 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. For 2018, primarily represents costs relating to the deployment of our third pressure pumping fleet, of which, approximately $1.2 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administrative expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	June 30, 2019	June 30, 2018
Revenue:
Directional Drilling	$54,380	$43,605
Pressure Pumping	24,038	56,702
Pressure Control	27,646	31,965
Wireline	19,563	20,264
Total revenue	$125,627	$152,536

Revenue for the three months ended June 30, 2019, decreased by $26.9 million, or 17.6%, to $125.6 million from $152.5 million for the three months ended June 30, 2018. The change in revenue by segment was as follows:
Directional Drilling revenue increased by $10.8 million, or 24.8%, to $54.4 million for the three months ended June 30, 2019, from $43.6 million for the three months ended June 30, 2018. This increase was primarily attributable to a 17.5% increase in utilization, an 18.2% increase in rig days and a 7.4% increase in Directional Drilling's dayrate. Approximately 96.8% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the three months ended June 30, 2019 compared to 95.0% for the three months ended June 30, 2018. The change in utilization and pricing accounted for 69.0% and 31.0% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue decreased by $32.7 million, or 57.7%, to $24.0 million for the three months ended June 30, 2019, from $56.7 million for the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing in our areas of operation, which led to our stacking of two hydraulic fracturing fleets which occurred in January 2019 and late March 2019, as opposed to four hydraulic fracturing fleets that were in service during the three months ended June 30, 2018. This drove a corresponding 14.5% decrease in stages to 810 for the three months ended June 30, 2019. Additionally, we experienced a 50.8% decrease in average revenue per stage to $27,545 for the three months ended June 30, 2019, from $56,000 for the three months ended June 30, 2018, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 92.8% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the three months ended June 30, 2019, compared to 93.7% for the three months ended June 30, 2018.
Pressure Control revenue decreased by $4.4 million, or 13.8%, to $27.6 million for the three months ended June 30, 2019, from $32.0 million for the three months ended June 30, 2018. This decrease was primarily attributable to pricing headwinds in the market which drove a 13.9% decrease in weighted average revenue per day to $19,735 for the three months ended June 30, 2019, partially offset by an 8.5% increase in weighted average utilization to 34.1%. In addition, increased well control activities, more actively deployed Large Diameter coiled tubing units compared to the prior year, increased weighted average utilization and demand of our snubbing business continued to positively impact Pressure Control revenue during the three months ended June 30, 2019.
Wireline revenue decreased by $0.7 million, or 3.5%, to $19.6 million for the three months ended June 30, 2019, compared to $20.3 million for the three months ended June 30, 2018. Wireline's revenue days decreased by 32.2%, which was offset by a 42.5% increase in revenue per day for the three months ended June 30, 2019. Approximately 88.0% of our Wireline segment revenue was derived from unconventional services for the three months ended June 30, 2019, compared to 80.2% for the three months ended June 30, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	June 30, 2019	June 30, 2018
Direct operating expenses:
Directional Drilling	$45,193	$34,324
Pressure Pumping	21,682	47,582
Pressure Control	23,776	24,068
Wireline	18,424	18,618
Total direct operating expenses	$109,075	$124,592
Direct operating expenses for the three months ended June 30, 2019 decreased by $15.5 million, or 12.4%, to $109.1 million, from $124.6 million for the three months ended June 30, 2018. The change in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $10.9 million, or 31.8%, to $45.2 million for the three months ended June 30, 2019, from $34.3 million for the three months ended June 30, 2018. This increase was primarily attributable to a 17.5% increase in utilization and an 18.2% increase in rig days to 4,854 over the same period, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses decreased by $25.9 million, or 54.4%, to $21.7 million for the three months ended June 30, 2019, from $47.6 million for the three months ended June 30, 2018. This decrease was primarily attributable to decreased activity driven by a 14.5% decrease in hydraulic fracturing stages completed to 810 stages compared to 947 stages completed in the three months ended June 30, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated two hydraulic fracturing fleets, one in January 2019 and one in late March 2019, resulting in two active fleets at June 30, 2019 compared to four active fleets at June 30, 2018. This reduction in active spreads further contributed to lower direct operating expenses for the three months ended June 30, 2019.
Pressure Control direct operating expenses decreased by $0.3 million or 1.2%, to $23.8 million for the three months ended June 30, 2019, from $24.1 million for the three months ended June 30, 2018. This decrease was primarily attributable to lower costs associated with personnel, equipment and consumables for the three months ended June 30, 2019.
Wireline direct operating expenses decreased by $0.2 million, or 1.1%, to $18.4 million for the three months ended June 30, 2019, from $18.6 million for the three months ended June 30, 2018. This decrease was primarily driven by decreased activity levels and headcount reductions driving lower costs associated with personnel, equipment and consumables.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $0.6 million, or 4.1%, to $13.9 million for the three months ended June 30, 2019, from $14.5 million for the three months ended June 30, 2018. The decrease in general and administrative expenses was primarily driven by a lower non-cash stock based compensation expense of $2.7 million compared to $2.9 million as of the three months ended June 30, 2018, and headcount reductions.
Depreciation and amortization. Depreciation and amortization increased by $1.9 million, or 17.0%, to $13.1 million for the three months ended June 30, 2019, from $11.2 million for the three months ended June 30, 2018. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service compared to the three months ended June 30, 2018.
Interest expense. Interest expense increased by $0.5 million, or approximately 125.0%, to $0.9 million for the three months ended June 30, 2019, compared to $0.4 million for the three months ended June 30, 2018. The increase in interest expense was primarily due to lower debt levels in the three months ended June 30, 2018, compared to the current debt outstanding of $35.0 million as of June 30, 2019.
Adjusted EBITDA. Adjusted EBITDA for three months ended June 30, 2019 decreased by $12.0 million, or 67.0% to $5.9 million from $17.9 million for the three months ended June 30, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $0.7 million, or 13.5%, to $5.9 million in the three months ended June 30, 2019, compared to $5.2 million in the three months ended June 30, 2018. The increase was primarily attributable to a 24.8% increase in revenue driven by increased market activity, partially offset by an associated 31.8% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA of $0.8 million during the three months ended June 30, 2019, decreased, compared to $8.9 million during the three months ended June 30, 2018. This decrease was primarily attributable to a 57.7% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with softening market conditions, we stacked two fleets in January 2019 and March 2019 which contributed to the 54.4% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $4.0 million, or 71.4% to $1.6 million in the three months ended June 30, 2019, compared to $5.6 million in the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in revenue during the second quarter driven by market conditions, a 3.8% decrease in total revenue days for the quarter, and a 1.2% decrease in direct operating expenses.
Wireline Adjusted EBITDA decreased by $0.4 million, or 50.0% to $0.4 million in the three months ended June 30, 2019, compared to $0.8 million in the three months ended June 30, 2018. The decrease was primarily attributable to a $0.4 million revenue decrease driven by a 32.2% decrease in revenue days, and an 8.2% increase in G&A expenses driven by a 22.3% increase in crewed utilization, partially offset by an increase in day rates, and a 1.1% decrease in direct operating expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
Revenues:	$267,292	$293,804
Costs and expenses:
Direct operating costs	230,626	240,689
General and administrative	29,571	34,802
Depreciation and amortization	25,556	22,233
Gain on disposition of assets	(176)	(700)
Operating loss	(18,285)	(3,220)
Non-operating income expense:
Interest expense	(1,524)	(10,625)
Loss before income tax	(19,809)	(13,845)
Income tax expense	(331)	(377)
Net loss	$(20,140)	$(14,222)

	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$15,334	$7,822
Pressure Pumping	(2,742)	18,774
Pressure Control	4,825	9,252
Wireline	2,447	3,351
Adjusted EBITDA (1)	$13,429	$33,400
Other Operational Data:
Directional drilling rig days (2)	10,115	7,814
Average monthly directional rigs on revenue (3)	75	59
Total hydraulic fracturing stages	1663	1908
Average hydraulic fracturing revenue per stage	$29,575	$54,281

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the six months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

	Six Months Ended
	June 30, 2019	June 30, 2018
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(20,140)	$(14,222)
Income tax expense	331	377
Interest expense	1,524	10,625
Depreciation and amortization expense	25,556	22,233
Gain on disposition of assets, net	(176)	(700)
Non-cash stock based compensation	5,443	12,826
Rebranding expense (1)	16	53
Settlement expense (2)	791	389
Severance expense (3)	84	53
Equipment and stand-up expense (4)	—	1,766
Adjusted EBITDA	$13,429	$33,400

(1)	Relates to expenses incurred in connection with rebranding our segments.

(2)
For 2019, represents represents certain nonrecurring corporate professional fees related to contemplated mergers and acquisitions activities, legal fees for FLSA claims and other non-recurring settlement expenses that were recorded in general and administrative expenses. For 2018, represents legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to severance expenses incurred in connection with programs implemented to reduce headcount in connection with industry trends and market conditions. During the six months ended June 30, 2019, $0.1 million was recorded in direct operating expenses and for the six months ended June 30, 2018, $0.1 million was recorded in general and administrative expenses.

(4)
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. For 2018, primarily represents costs incurred in connection with the mobilization and redeployment of assets. During the six months ended June 30, 2018, approximately $1.6 million was recorded in direct operating expenses and approximately $0.1 million was recorded in general and administration expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30, 2019	June 30, 2018
Revenue:
Directional Drilling	$116,335	$81,207
Pressure Pumping	52,670	110,102
Pressure Control	56,421	59,926
Wireline	41,866	42,569
Total revenue	$267,292	$293,804

Revenue for the six months ended June 30, 2019 decreased by $26.5 million, or 9.0%, to $267.3 from $293.8 for the six months ended June 30, 2018. The change in revenue by segment was as follows:
Directional Drilling revenue increased by 35.1 million, or 43.2%, to $116.3 million for the six months ended June 30, 2019, from $81.2 million for the six months ended June 30, 2018. This increase was primarily attributable to a 28.2% increase in utilization, a 29.4% increase in rig days and an increase in pricing. Approximately 96.9% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the six months ended June 30, 2019 compared to 95.0% for the six months ended June 30, 2018. The change in utilization and pricing accounted for 65.1% and 34.9% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue decreased by $57.4 million, or 52.1%, to $52.7 million for the six months ended June 30, 2019, from $110.1 million for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing services in our areas of operation, which led to our stacking of two hydraulic fracturing fleets that occurred in January 2019 and late March 2019, as opposed to our four hydraulic fracturing fleets that were in service during the six months ended June 30, 2018. This drove a corresponding 12.8% decrease in stages to $1,663 for the six months ended June 30, 2019. Additionally, we experienced a 45.5% decrease in average revenue per stage to $29,575 for the six months ended June 30, 2019, from $54,281 for the six months ended June 30, 2018, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 93.4% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the six months ended June 30, 2019, compared to 94.2% for the six months ended June 30, 2018.
Pressure Control revenue decreased by $3.5 million, or 5.8%, to $56.4 million for the six months ended June 30, 2019, from $59.9 million for the six months ended June 30, 2018. This decrease was primarily attributable to pricing headwinds in the market, which drove a 2.2% decrease in weighted average revenue per day to $21,032 for the six months ended June 30, 2019, partially offset by an 1.5% decrease in weighted average utilization to 31.8%. In addition, increased well control activities, more actively deployed Large Diameter coiled tubing units compared to the same period in 2018, increased weighted average utilization and increased demand of our snubbing business continued to positively impact Pressure Control revenue during the six months ended June 30, 2019.
Wireline revenue decreased slightly by $0.7 million, or 1.6%, to $41.9 million for the six months ended June 30, 2019, compared to $42.6 million for the six months ended June 30, 2018. Revenue days decreased by 27.8%, which was offset by a 36.2% increase in revenue per day for the six months ended June 30, 2019. We experienced a 4.2% increase in crewed utilization to 70.6% primarily associated with our conventional operations. Approximately 87.2% of our Wireline segment revenue was derived from unconventional services for the six months ended June 30, 2019, compared to 81.6% for the six months ended June 30, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Six Months Ended
	June 30, 2019	June 30, 2018
Direct operating expenses:
Directional Drilling	$93,928	$66,242
Pressure Pumping	51,992	90,222
Pressure Control	47,054	46,736
Wireline	37,652	37,489
Total direct operating expenses	$230,626	$240,689
Direct operating expenses for the six months ended June 30, 2019 decreased by $10.1 million, or 4.2%, to $230.6 million, from $240.7 million for the six months ended June 30, 2018. The change in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $27.7 million, or 41.8%, to $93.9 million for the six months ended June 30, 2019, from $66.2 million for the six months ended June 30, 2018. This increase was primarily attributable to a 28.2% increase in utilization and a 29.4% increase in rig days to 10,115 over the same period in 2018, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses decreased by $38.2 million, or 42.4%, to $52.0 million for the six months ended June 30, 2019, from $90.2 million for the six months ended June 30, 2018. This decrease was primarily attributable to decreased activity driven by a 12.8% decrease in hydraulic fracturing stages completed to 1,663 stages compared to 1,908 stages completed in the six months ended June 30, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated two hydraulic fracturing fleets, one in January 2019 and one in late March 2019, resulting in two active fleets at June 30, 2019 compared to four active fleets at June 30, 2018. This reduction in active fleets further contributed to lower direct operating expenses for the six months ended June 30, 2019.
Pressure Control direct operating expenses increased by $0.4 million or 0.9%, to $47.1 million for the six months ended June 30, 2019, from $46.7 million for the six months ended June 30, 2018. Pressure Control direct operating expenses were consistent with the same period last year. The nominal increase was primarily attributable to higher direct labor costs and other cost increases involving insurance, rental and facilities expenses for the six months ended June 30, 2019.
Wireline direct operating expenses decreased by $0.2 million, or 0.5%, to $37.7 million for the six months ended June 30, 2019, from $37.5 million for the six months ended June 30, 2018. This decrease was primarily due to a 27.8% decrease in revenue days and market driven headcount reductions.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $5.2 million, or 14.9%, to $29.6 million for the six months ended June 30, 2019, from $34.8 million for the six months ended June 30, 2018. The decrease in G&A expenses was primarily driven by a lower non-cash stock based compensation expense of $5.4 million, compared to $12.8 million as of the six months ended June 30, 2018, partially offset by an increase in G&A expenses for the additional administrative expenses related to being a publicly traded company, outsourced professional services and other labor and lease costs.
Depreciation and amortization. Depreciation and amortization increased by $3.4 million, or 15.3%, to $25.6 million for the six months ended June 30, 2019, from $22.2 million for the six months ended June 30, 2018. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service compared to six months ended June 30, 2018.
Interest expense. Interest expense decreased by $9.1 million, or approximately 85.8%, to $1.5 million for the six months ended June 30, 2019, compared to $10.6 million for the six months ended June 30, 2018. The decrease in interest expense was primarily due to lower debt levels, which exceeded $110.0 million in the six months ended June 30, 2018, compared to the current debt outstanding of $35.0 million as of June 30, 2019.
Adjusted EBITDA. Adjusted EBITDA for six months ended June 30, 2019 decreased by $20.0 million, or 59.9% to $13.4 million from $33.4 million for the six months ended June 30, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $7.5 million, or 96.2%, to $15.3 million in the six months ended June 30, 2019, compared to $7.8 million in the six months ended June 30, 2018. The increase was primarily attributable to a 43.2% increase in revenue driven by increased market activity and a 29.4% increase in rig days, partially offset by an associated 41.8% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA decreased by $21.5 million, or 114.4%, to $(2.7) million during the six months ended June 30, 2019, compared to $18.8 million during the six months ended June 30, 2018. This decrease was primarily attributable to a 52.1% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with the market conditions, we stacked two fleets in January 2019 and March 2019 which contributed to the 42.4% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $4.5 million, or 48.4% to $4.8 million in the six months ended June 30, 2019, compared to $9.3 million in the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in revenue during the first half of 2019 driven by market conditions, a 3.8% decrease in total revenue days for the quarter, a 2.2% decrease in our weighted average revenue per day, and a 0.9% increase in direct operating expenses, which is offset by lower stock compensation expenses in the second quarter of 2019.
Wireline Adjusted EBITDA decreased by $1.0 million, or 29.4% to $2.4 million in the six months ended June 30, 2019, compared to $3.4 million in the six months ended June 30, 2018. The decrease was primarily attributable to a $0.8 million decline in revenue and a 27.8% decrease in revenue days, a 8.0% increase in G&A expenses driven by personnel, consumables and overhead costs resulting from increased utilization, partially offset by a 36.2% increase in dayrate.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under the New ABL Facility (as defined below) and cash flows from operations. At June 30, 2019, we had $16.6 million of cash and cash equivalents and $41.9 million net availability on the New ABL Facility, which resulted in a total liquidity position of $58.5 million.

Our directional drilling activity has continued to increase, wireline and pressure control activity has remained relatively flat and demand for our pressure pumping services has decreased given the increased volatility and overall decline in commodity prices since the third quarter of 2018. Our cash flow from operations improved for the six months ended June 30, 2019 and we expect cash flow to continue to improve during the second half of 2019. However, there is no certainty that cash flow will continue to improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
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
The following table sets forth our cash flows for the periods indicated (in thousands of U.S. dollars) presented below:

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$16,707	$12,418
Net cash used in investing activities	(15,001)	(37,283)
Net cash provided by financing activities	1,073	24,358
Net change in cash	2,779	(507)
Cash balance end of period	$16,583	$8,244
Net cash provided by operating activities
Net cash provided by operating activities was $16.7 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $12.4 million for the six months ended June 30, 2018. The increase in operating cash flows was primarily attributable to an increase in Directional Drilling rig days, higher average monthly Directional Drilling rigs on revenue and working capital in-flow due to the reduction in activity in the Pressure Pumping segment, compared to the higher Pressure Pumping utilization and pricing experienced during 2018 as a result of prevailing market conditions.
Net cash used in investing activities
Net cash used in investing activities was $15.0 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $37.3 million for the six months ended June 30, 2018. The cash flow used in investing activities for the six months ended June 30, 2019 was used primarily for maintenance capital spending tied to our existing fleet and growth capital spending in Directional Drilling and Pressure Control. We purchased $21.5 million in equipment and received $6.5 million in exchange for selling assets for the six months ended June 30, 2019, compared to $41.2 million of cash that was used to purchase equipment and the receipt of $3.9 million in exchange for selling assets during the six months ended June 30, 2018.
Net cash provided by financing activities
Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $24.4 million for the six months ended June 30, 2018. During the first and second quarters of 2019, $1.0 million was paid for treasury shares in connection with our common stock repurchase program. During the first and second quarters of 2018, net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO.
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
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $35.0 million borrowings outstanding at June 30, 2019 was 5.3%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At June 30, 2019, we had $16.6 million of cash and equivalents and $41.9 million net availability on the New ABL Facility, which resulted in a total liquidity position of $58.5 million.
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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company’s failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any credit party; and (iv) the occurrence of a default under any other material indebtedness QES or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of June 30, 2019, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the six months ended June 30, 2019, our capital expenditures, including advance deposit on equipment, were approximately $8.7 million, $3.8 million, $7.4 million and $1.5 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $21.5 million, primarily for maintenance capital spending tied to our existing fleet and growth capital spending in our Directional Drilling and Pressure Control segments.

For the six months ended June 30, 2018, our capital expenditures, excluding acquisitions, were approximately $7.4 million, $23.8 million, $9.6 million and $0.4 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate net capital expenditures of approximately $41.2 million, primarily for the activation of our fourth hydraulic fracturing spread, conversion of two coiled tubing units during the second quarter of 2018 and capital expenditures on existing equipment.
We currently estimate that our annual capital expenditures for our existing assets, approved capacity additions and other projects during 2019 will range from $30.0 million to $35.0 million, leaving approximately $10.0 million to $15.0 million available for capital spending during the remainder of 2019. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.
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
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy and at the Company’s discretion.  As of June 30, 2019, the Company had repurchased 364,189 shares over the life of this program.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2019.
Critical Accounting Policies and Estimates
Other than the accounting impacts resulting from our adoption of Topic 842, which are discussed in Notes 1 and 5 to our condensed consolidated financial statements herein, as of June 30, 2019, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 7, 2019.
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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) of the Exchange Act were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Topic 842.  The adoption of this standard resulted in recording of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statement of operations for the three months ended June 30, 2019.  In connection with the adoption of the new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard.  There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Common Stock Repurchases Made in the Quarter
Under our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, repurchases can be made from time to time in the open market based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company's discretion. As of June 30, 2019, the Company had purchased 364,189 shares over the life of this program.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	38,352	$4.35	38,352	$5,296
February	26,200	$5.19	26,200	$5,160
March	38,889	$4.84	38,889	$4,972
April	45,734	$4.74	45,734	$4,755
May	24,188	$4.46	24,188	$4,647
June	94,519	$2.26	94,519	$4,433
Total	267,882		267,882

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

10.1†
Amended and Restated Executive Employment Agreement, effective June 15, 2019, by and between the Company and D. Rogers Herndon (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 24, 2019, File No. 1-38383).

10.2†
Amended and Restated Executive Employment Agreement, effective June 15, 2019, by and between the Company and Christopher J. Baker (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 24, 2019, File No. 1-38383).

10.3†
Amended and Restated Executive Employment Agreement, effective June 15, 2019, by and between the Company and Keefer M. Lehner (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on June 24, 2019, File No. 1-38383).

10.4†
Form of Amendment to Phantom Unit Agreement under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on June 24, 2019, File No. 1-38383).

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

QUINTANA ENERGY SERVICES INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer, and Director

Date: August 8, 2019

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 8, 2019

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: August 8, 2019