Form 10-Q
period 2019-09-30
Quintana Energy Services Inc.
filed 2019-11-08
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 1, 2019, was 33,452,161.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,937	$13,804
Accounts receivable, net of allowance of $2,635 and $1,841	85,725	101,620
Unbilled receivables	7,175	13,766
Inventories (Note 3)	23,323	23,464
Prepaid expenses and other current assets	2,866	7,481
Total current assets	134,026	160,135
Property, plant and equipment, net	120,176	153,878
Operating lease right-of-use asset (Note 6)	12,045	—
Intangible assets, net	—	9,019
Other assets	1,248	1,517
Total assets	$267,495	$324,549
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,559	$51,568
Accrued liabilities (Note 4)	30,819	37,533
Other current liabilities	7,476	422
Total current liabilities	77,854	89,523
Long-term debt (Note 5)	33,000	29,500
Long-term operating lease liabilities (Note 6)	9,044	—
Long-term finance lease liabilities (Note 6)	8,663	3,451
Deferred tax liability	256	130
Other long-term liabilities	10	125
Total liabilities	128,827	122,729
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 34,547,463 issued; 33,523,588 outstanding	354	344
Additional paid-in-capital	356,068	349,080
Treasury shares, at cost, 1,023,875 and 232,892 common shares	(4,401)	(1,821)
Accumulated deficit	(213,353)	(145,783)
Total shareholders’ equity	138,668	201,820
Total liabilities and shareholders’ equity	$267,495	$324,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:	$121,082	$150,897	$388,374	$444,701
Costs and expenses:
Direct operating costs	101,737	126,925	332,363	367,616
General and administrative	12,056	14,140	41,627	48,940
Depreciation and amortization	13,229	12,033	38,785	34,265
Gain on disposition of assets	(1,116)	(629)	(1,292)	(1,329)
Impairment and other charges	41,543	—	41,543	—
Operating loss income	(46,367)	(1,572)	(64,652)	(4,791)
Non-operating loss expense:
Interest expense	(898)	(574)	(2,421)	(11,199)
Loss before income tax	(47,265)	(2,146)	(67,073)	(15,990)
Income tax expense	(164)	(207)	(495)	(584)
Net loss	(47,429)	(2,353)	(67,568)	(16,574)
Net loss attributable to predecessor	—	—	—	(1,546)
Net loss attributable to Quintana Energy Services Inc.	$(47,429)	$(2,353)	$(67,568)	$(15,028)
Net loss per common share:
Basic	$(1.41)	$(0.07)	$(2.01)	$(0.45)
Diluted	$(1.41)	$(0.07)	$(2.01)	$(0.45)
Weighted average common shares outstanding:
Basic	33,533	33,631	33,673	33,563
Diluted	33,533	33,631	33,673	33,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of U.S dollars, units and shares)
(Unaudited)

	Common Unitholder Number of Units	Members' Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	236	246,027	—	—	33,633
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,445	—	—	90,541
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(4,307)	—	—	(4,307)
Equity-based compensation	—	—	401	4	9,882	—	—	9,886
Activity related to stock plan	—	—	—	—	—	(1,271)	—	(1,271)
Opening deferred tax adjustment	—	—	—	—	—	—	185	185
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(14,810)	(14,810)
Balance at March 31, 2018	—	$—	33,631	$336	$342,047	$(1,271)	$(143,833)	$197,279
Effect of Reorganization Transactions	—	—	—	2	(4)	—	—	(2)
Issuance of common stock sold in initial public offering, net of offering costs	—	—	—	—	1	—	—	1
Cost incurred for stock issuance	—	—	—	—	(969)	—	—	(969)
Equity-based compensation	—	—	—	2	2,938	—	—	2,940
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	2,134	2,134
Balance at June 30, 2018	—	$—	33,631	$340	$344,013	$(1,271)	$(141,699)	$201,383
Equity-based compensation	—	—	—	2	2,567	—	—	2,569
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	(2,352)	(2,352)
Balance at September 30, 2018	—	—	33,631	342	346,580	(1,271)	(144,051)	201,600

Balance at December 31, 2018	—	$—	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820
Equity-based compensation	—	—	609	3	2,748	—	—	2,751
Tax withholding on stock vesting	—	—	(177)	—	—	(954)	—	(954)
Stock buyback plan activity	—	—	(103)	—	—	(486)	—	(486)
Net loss	—	—	—	—	—	—	(8,861)	(8,861)
Balance at March 31, 2019	—	$—	33,870	$347	$351,828	$(3,261)	$(154,644)	$194,270
Equity-based compensation	—	—	—	3	2,689	—	—	2,692
Stock buyback plan activity	—	—	(165)	—	—	(522)	—	(522)
Net loss	—	—	—	—	—	—	(11,280)	(11,280)
Balance at June 30, 2019	—	$—	33,705	$350	$354,517	$(3,783)	$(165,924)	$185,160
Equity-based compensation	—	—	165	4	1,551	—	—	1,555
Tax withholding on stock vesting	—	—	(41)	—	—	(49)	—	(49)
Stock buyback plan activity	—	—	(305)	—	—	(569)	—	(569)
Net loss	—	—	—	—	—	—	(47,429)	(47,429)
Balance at September 30, 2019	—	$—	33,524	$354	$356,068	$(4,401)	$(213,353)	$138,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(67,568)	$(16,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	38,785	34,265
Impairment expense	36,215	—
Gain on disposition of assets	(8,069)	(5,256)
Non-cash interest expense	263	944
Loss on debt extinguishment	—	8,594
Provision for doubtful accounts	841	573
Deferred income tax expense	86	134
Stock-based compensation	6,994	15,395
Changes in operating assets and liabilities:
Accounts receivable	15,054	(3,986)
Unbilled receivables	6,591	164
Inventories	140	(3,809)
Prepaid expenses and other current assets	5,042	2,538
Other noncurrent assets	11	(9)
Accounts payable	(9,725)	4,158
Accrued liabilities	(4,824)	(101)
Other long-term liabilities	(117)	(46)
Net cash provided by operating activities	19,719	36,984
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,078)	(53,112)
Proceeds from sale of property, plant and equipment	13,157	6,836
Net cash used in investing activities	(15,921)	(46,276)
Cash flows from financing activities:
Proceeds from revolving debt	7,500	37,000
Payments on revolving debt	(4,000)	(86,071)
Payments on term loans	—	(11,225)
Payments on finance leases	(1,307)	(280)
Payments on financed payables	(2,278)	—
Payment of deferred financing costs	—	(1,564)
Prepayment premiums on early debt extinguishment	—	(1,346)
Payments for treasury shares	(2,580)	(1,271)
Proceeds from new shares issuance, net of underwriting commissions	—	90,542
Costs incurred for stock issuance	—	(3,174)
Net cash (used in) provided by financing activities	(2,665)	22,611
Net increase in cash and cash equivalents	1,133	13,319
Cash and cash equivalents beginning of period	13,804	8,751
Cash and cash equivalents end of period	$14,937	$22,070

Supplemental cash flow information
Cash paid for interest	$2,058	$1,608
Income taxes paid	484	90
Supplemental non-cash investing and financing activities
Fixed asset purchases in accounts payable and accrued liabilities	$2,148	$1,989
Financed payables	426	—
Non-cash finance lease additions	8,873	53
Non-cash payment for property, plant and equipment	—	3,279
Debt conversion of Former Term Loan to equity	—	33,631
Issuance of common shares for members’ equity	—	212,630
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation. These reclassification of costs between direct operating costs and general and administrative costs ("G&A") has no net impact to the condensed consolidated statements of income or to total segment reporting. Historically, and through December 31, 2018, certain direct operating costs related to business operations were classified and reported as G&A. The historical classification was consistent with the information used by our chief operating decision maker ("CODM") to assess performance of our segments and make resource allocation decisions, and the classification of such costs within the condensed consolidated statements of income was aligned with the segment presentation. Effective January 1, 2019, we changed the classification of certain of these costs in our segment reporting disclosures and within the condensed consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM. For the three months ended September 30, 2018, we reclassified certain costs from G&A to direct operating costs, which decreased G&A by $8.4 million and increased direct operating costs by $8.4 million. For the nine months ended September 30, 2018, G&A decreased by $26.0 million and direct operating cost increased by $26.0 million.
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

Accounting Standard Update not yet adopted
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of September 30, 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact to the Company's unaudited condensed consolidated financial statements.
Note 2 - Impairments and Other Charges
During the third quarter of 2019, QES recorded the following charges, all of which are classified as Impairments and Other Charges in the Condensed Consolidated Statements of Operations (in thousands of U.S. dollars):

Three Months Ended September 30, 2019

Property, plant and equipment - Pressure Pumping	$26,350
Intangible assets - Pressure Pumping	7,659
Operating lease right of use assets - Pressure Pumping	169
Property, plant and equipment - Wireline	318
Operating and finance lease right of use assets - Wireline	1,719
Total impairment	36,215
Restructuring charges	5,328
Total impairment and restructuring	$41,543

We evaluate our long-lived assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. During the third quarter of 2019, we conducted a review of our Wireline and Pressure Pumping asset groups in consideration of the completion of our fourth quarter 2019 forecast which provided additional insights into expectations of lower growth and margins for the Wireline and Pressure Pumping asset groups. As a result of our review, we determined that the fair values of these asset groups were below their respective carrying amounts and thus were not recoverable. As a result, we performed an impairment assessment for these asset groups as of September 30, 2019 using the market and income approaches to determine fair value. The review included an assessment of certain assumptions, including, but not limited to, the evaluation of expected future cash flow estimates, discount rates, capital expenditures, and estimated economic useful lives. As a result of our impairment assessment, we impaired the carrying value to estimated fair value and recognized a non-cash impairment loss of $36.2 million.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QES also recorded $5.3 million in restructuring charges during the three months ended September 30, 2019. During the third quarter of 2019, the Company implemented a corporate restructuring program to align its cost structure with the current and anticipated market conditions for onshore oilfield service providers. As a result, QES recorded $2.2 million in severance related costs related to leadership and organizational structure changes primarily in its Corporate segment, $1.3 million write down of inventory at its Wireline segment due to changes in its business model, $1.6 million related to the early termination of a supply contract in its Pressure Pumping segment, and $0.2 million related to the abandonment of a facility lease at its Pressure Pumping segment.
NOTE 3 - Inventories
Inventories consisted of the following (in thousands of U.S. dollars):

	September 30, 2019	December 31, 2018
Inventories:
Consumables and materials	$5,771	$7,566
Spare parts	17,552	15,898
Total Inventories	$23,323	$23,464
NOTE 4 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of U.S. dollars):

	September 30, 2019	December 31, 2018
Current accrued liabilities:
Accrued payables	$10,649	$12,943
Payroll and payroll taxes	6,924	7,051
Bonus	2,356	6,117
Workers compensation insurance premiums	1,597	1,532
Sales tax	1,601	2,599
Ad valorem tax	1,897	581
Health insurance claims	1,148	921
Other accrued liabilities	4,647	5,789
Total accrued liabilities	$30,819	$37,533
NOTE 5 - Long-Term Debt
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $33.0 million borrowings outstanding at September 30, 2019 was 4.9%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At September 30, 2019, we had $14.9 of cash and cash equivalents and $39.1 million net availability on the New ABL Facility, which resulted in a total liquidity position of $54.0 million.

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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company's failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any credit party; and (iv) the occurrence of a default under any other material indebtedness QES or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of September 30, 2019 the Company was in compliance with all debt covenants.
NOTE 6 - Leases
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense were as follows (in thousands of U.S. dollars):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:	$1,328	$8,122

Finance lease cost:
Amortization of ROU assets	684	1,269
Interest on lease liabilities	253	603
Total finance lease cost	937	1,872

Short-term lease cost:	$109	$596

Supplemental cash flow information related to leases was as follows (in thousands of U.S. dollars):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,222
Operating cash flows for finance leases	547
Financing cash flows for finance leases	1,337

ROU assets obtained in exchange for lease obligations:
Operating leases	$22,437
Finance leases	12,746
Supplemental balance sheet information related to leases was as follows (in thousands of U.S. dollars, except lease term and discount rate):

September 30, 2019
Operating Leases
Operating lease ROU assets	$12,045

Other current liabilities	4,718
Long-term operating lease liabilities	9,044
Total operating lease liabilities	$13,762

Finance Leases
Property and equipment, net	9,413

Other current liabilities	2,775
Long-term finance lease liabilities	8,663
Total finance lease liabilities	$11,438

Weighted Average Remaining Lease Term
Operating leases (in years)	3.8
Finance leases (in years)	4.5

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	8.6%

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities were as follows at September 30, 2019 (in thousands of U.S. dollars):

	Operating Leases	Finance Leases
Remainder of 2019	$1,537	$951
2020	5,429	3,767
2021	4,457	3,712
2022	2,550	2,997
2023	921	1,150
Thereafter	1,613	1,938
Total lease payments	16,507	14,515
Less: imputed interest	(2,745)	(3,077)
Total	$13,762	$11,438

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
NOTE 7 - Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and were included in their tax returns. As a result of the IPO and related Reorganization Transactions, Quintana Energy Services Inc. was formed as a corporation to hold all of the operational assets of Quintana Energy Services LP. Accordingly, in 2018, a provision for federal and state corporate income taxes was only made for the operations of Quintana Energy Services Inc. from February 8, 2018 through September 30, 2018 in the unaudited condensed consolidated financial statements. The valuation allowance as of September 30, 2019 fully offsets the deferred tax assets recorded by the Company.
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States.
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any items, which are recorded in the period in which they occur. Items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was (0.3)% and (8.8)% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was (0.7)% and (4.0)% for the nine months ended September 30, 2019 and 2018, respectively.
The increase in the effective tax rate for the period ended September 30, 2019 as compared to the same period in 2018 was primarily due to stock-based compensation as a result of RSU vestings and PSU forfeitures.
Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2019, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
The federal and state statutes of limitations have expired for all tax years prior to 2015 and we are not currently under audit by the IRS or any state jurisdiction.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Related Party Transactions
The Company utilizes some Quintana Capital Group, L.P. affiliate employees for certain accounting and risk management functions and incurs some tool rental and maintenance charges from Archer Well Company Inc. These amounts are reimbursed by the Company on a monthly basis.
At September 30, 2019 and 2018, QES had the following transactions with related parties (in thousands of U.S. dollars):

	September 30, 2019	December 31, 2018
Accounts payable to affiliates of Quintana Capital Group, L.P.	$27	$—
Accounts payable to affiliates of Archer Well Company Inc.	$26	$40

	Three Months Ended September 30,
	2019	2018
Operating expenses from affiliates of Quintana Capital Group, L.P.	$80	$81
Operating expenses from affiliates of Archer Well Company Inc.	$—	$66

	Nine Months Ended September 30,
	2019	2018
Operating expenses from affiliates of Quintana Capital Group, L.P.	$334	$303
Operating expenses from affiliates of Archer Well Company Inc.	$20	$77
NOTE 9 - Commitments and Contingencies
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
The Company previously disclosed a class action filed in 2016 against one of the Company’s subsidiaries alleging violations of state based wage and hour laws and the Fair Labor Standards Act (“FLSA”) relating to non-payment of overtime pay. The Company believes its pay practices comply with the FLSA and presented a vigorous defense. In September 2019, the District Court for the

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Southern District of Texas issued a Final Judgment in favor of the Company on all claims, and the time for claimants to appeal has passed.
Other Commitments and Contingencies
The Company is not aware of any other matter that may have a material effect on its financial position or results of operations.

NOTE 10 - Segment Information
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
Pressure Pumping
Our Pressure Pumping segment provides hydraulic fracturing stimulation services, cementing services and acidizing services. The majority of the revenues generated in this segment are derived from pressure pumping services focused on fracturing, cementing and acidizing services in the Permian Basin, Mid-Continent region and the DJ/Powder River Basin. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. Customers for this segment include large public E&P operators as well as independent oil and gas producers.
Pressure Control
Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our Pressure Control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide our pressure control services primarily in the Mid-Continent region (including the SCOOP/STACK), Eagle Ford Shale, Permian Basin, DJ/Powder River Basin, Haynesville Shale and East Texas Basin.
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
Segment Adjusted EBITDA
The Company views Adjusted EBITDA as an important indicator of segment performance. The Company defines Segment Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets - excluding (gain) loss of lost in hole assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, restructuring expenses, impairment expenses, severance expenses and equipment stand-up expense. The CODM uses Segment Adjusted EBITDA as the primary measure of segment operating performance.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of Segment Adjusted EBITDA to net (loss) income (in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Directional Drilling	$9,103	$6,452	$24,437	$14,273
Pressure Pumping	1,218	5,795	(1,524)	24,569
Pressure Control	3,670	4,421	8,495	13,673
Wireline	(2,719)	(738)	(271)	2,614
Corporate and Other	(3,983)	(6,098)	(16,753)	(26,984)
Impairment and other expense	(41,543)	—	(41,543)	—
Income tax expense	(164)	(207)	(495)	(584)
Interest expense	(898)	(574)	(2,421)	(11,199)
Depreciation and amortization	(13,229)	(12,033)	(38,785)	(34,265)
Gain on disposition of assets, net	1,116	629	1,292	1,329
Net loss	$(47,429)	$(2,353)	$(67,568)	$(16,574)

Financial information related to the Company’s total assets position as of September 30, 2019 and December 31, 2018, by segment, is as follows (in thousands of U.S. dollars):

	September 30, 2019	December 31, 2018
Directional Drilling	$122,965	$105,942
Pressure Pumping	63,345	121,824
Pressure Control	71,218	70,401
Wireline	26,384	28,039
Total	$283,912	$326,206
Corporate & Other	5,837	7,344
Eliminations	(22,254)	(9,001)
Total assets	$267,495	$324,549

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth certain financial information with respect to QES’ reportable segments (in thousands of U.S. dollars):

	Three Months Ended September 30, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$57,056	$27,312	$26,838	$9,876	$121,082
Depreciation and amortization	$3,143	$5,931	$3,184	$971	$13,229
Capital expenditures	$4,503	$874	$2,115	$65	$7,557

	Three Months Ended September 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$50,919	$49,987	$31,138	$18,853	$150,897
Depreciation and amortization	$2,767	$5,912	$2,378	$976	$12,033
Capital expenditures	$2,889	$2,208	$5,716	$1,105	$11,918

	Nine Months Ended September 30, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$173,392	$79,981	$83,259	$51,742	$388,374
Depreciation and amortization	$9,181	$17,232	$9,280	$3,092	$38,785
Capital expenditures	$13,236	$4,710	$9,526	$1,606	$29,078

	Nine Months Ended September 30, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$132,127	$160,089	$91,063	$61,422	$444,701
Depreciation and amortization	$7,920	$16,915	$6,459	$2,971	$34,265
Capital expenditures	$10,244	$26,039	$15,365	$1,464	$53,112
NOTE 11 - Revenue
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
Recognition of Revenue

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 12 - Stock-Based Compensation
As of September 30, 2019, the Company had three types of stock-based compensation under the Company's 2018 Long-Term Incentive Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual vesting component, one of which was the time vesting component and the other was the consummation of a specified transaction, which included a public offering. As the public offering occurred on February 9, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO. The stock-based compensation awards and units are classified as equity awards as they are settled in shares of QES common stock.
The following table summarizes stock-based compensation costs for the three months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock awards	$145	$144	$455	$294
Restricted stock units	1,500	1,886	5,853	14,353
Performance stock units	(94)	539	686	748
Stock-based compensation expense	$1,551	$2,569	$6,994	$15,395

i.	Restricted Stock Awards

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

As of September 30, 2019 and 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.2 million, which the Company expects to recognize over the remaining vesting period of 0.3 years.

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

As of September 30, 2019 and 2018 total unamortized compensation cost related to unvested restricted stock units were $11.0 million and $18.9 million, respectively, which the Company expects to recognize over the remaining weighted-average period of 1.85 years.

During the third quarter the Company made certain changes to its leadership and organizational structure, which included the departure of certain officers and employees of the Company. As a result of the departures, 84,847 RSUs were forfeited and the $0.9 million of previously recognized RSU stock compensation expense was reversed during the three months ended September 30, 2019. In addition to the forfeitures, 164,867 previously unvested RSUs were accelerated resulting in $0.3 million of stock compensation expense recognized as a part of the departures.

A summary of the status and changes during the three and nine months ended September 30, 2019 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018:	1,551	$15.74	2.36
Granted	898	4.26	2.87
Forfeited	(13)	15.46	—
Vested	(509)	14.77	—
Outstanding at March 31, 2019:	1,927	$10.65	2.35
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at June 30, 2019	1,927	$10.65	2.10
Granted	—	—	—
Forfeited	(85)	—	—
Vested	(165)	—	—
Outstanding at September 30, 2019	1,677	$10.65	1.85

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2019 and 2018, the total unamortized compensation cost related to unvested PSUs was $1.0 million and $1.6 million, respectively. The Company expects to recognize the expense over the remaining weighted-average period of 2.16 years.

During the third quarter the Company made certain changes to its leadership and organizational structure, which included the departure of certain officers and employees of the Company. As a result of the departures, 75,217 PSUs were forfeited and the $0.4 million of previously recognized PSU stock compensation expense was reversed during the three months ended September 30, 2019.

A summary of the outstanding PSUs for the three and nine months ended September 30, 2019 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2018:	128	$5.49	2.11
Granted	323	3.98	2.87
Forfeited	(1)	—	—
Vested	(43)	—	—
Outstanding at March 31, 2019:	407	$4.29	2.66
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at June 30, 2019	407	$4.29	2.41
Granted	—	—	—
Forfeited	(75)	—	—
Vested	—	—	—
Outstanding at September 30, 2019	332	$4.29	2.16

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - Loss Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributed to common share holders	$(47,429)	$(2,353)	$(67,568)	$(15,028)
Denominator:
Weighted average common shares outstanding - basic	33,533	33,631	33,673	33,563
Weighted average common shares outstanding - diluted	33,533	33,631	33,673	33,563
Net loss per common share:
Basic	$(1.41)	$(0.07)	$(2.01)	$(0.45)
Diluted	$(1.41)	$(0.07)	$(2.01)	$(0.45)
Potentially dilutive securities excluded as anti-dilutive [1]	2,150	2,050	2,150	2,050
1 The Company's potentially dilutive securities include outstanding RSAs, RSUs and PSUs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 (this "Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
Overview
We are a diversified oilfield services provider of leading onshore oil and natural gas exploration and production (“E&P”) companies operating in conventional and unconventional plays in all of the active major basins throughout the United States. We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 measurement while drilling ("MWD") kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 253,150 hydraulic horsepower (“HHP”) as of September 30, 2019. Our primary pressure pumping focus is on large hydraulic fracturing operations. Our Pressure Control segment provides various forms of well control, completions and workover applications through our 24 coiled tubing units, 9 of which are our 2.375 inch or larger ("Large Diameter"), 36 rig-assisted snubbing units and ancillary equipment. As of September 30, 2019, our wireline services included 39 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
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

During the third quarter of 2019, the price of crude increased approximately 19.8% with WTI closing at $54.09 per barrel up from a recent low of $45.15 per barrel on December 28, 2018. This increase partially offset the 38.6% decline of crude price in the fourth quarter of 2018 from $73.16 per barrel at the end of the third quarter of 2018. The Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count has decreased from 1,030 rigs on September 30, 2018 to 830 rigs as of September 30, 2019. The volatility and overall decline in crude oil prices had a negative impact on our condensed consolidated results of operations for 2019, particularly those tied to activity in the U.S. shale play regions. While we started experiencing decreases in demand for our pressure pumping services in particular, demand for our directional drilling services improved compared to the same period last year. Due to the decrease in pressure pumping demand, we deactivated our third and fourth pressure pumping hydraulic fracturing fleets in January 2019 and March 2019, respectively. From the third quarter of 2018 through the third quarter of 2019, our Directional Drilling business segment increased the number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 18.6%, while day rates and market share improved compared to the same period last year.

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
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of September 30, 2019, 89.1% of our directional drilling activity is tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs during 2018 and subsequent decline in drilling activity in 2019, we have decreased the number of “follow me rigs” from approximately 64 in September of 2018 to 59 as of September 30, 2019.
Our Directional Drilling segment accounted for approximately 47.1% and 33.7% of our revenues for the three months ended September 30, 2019 and 2018, respectively.
Pressure Pumping: Our Pressure Pumping segment provides hydraulic fracturing services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from hydraulic fracturing services in the Permian Basin, Mid-Continent and Rocky Mountain regions. During the third quarter, 90.5% of Pressure Pumping revenues were generated by the two active hydraulic fracturing fleets, consistent with the same period in 2018.
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
During the third quarter of 2019 the Company sold one of its legacy conventional pressure pumping operations in Kansas and Bartlesville, Oklahoma to Hurricane Services Inc., a privately-held oilfield service company based in Wichita, Kansas, for gross cash consideration of $4.4 million. The sale allowed us to streamline the needs of our unconventional pressure pumping and cementing customers.
Our Pressure Pumping segment accounted for approximately 22.6% and 33.1% of our revenues for the three months ended September 30, 2019 and 2018, respectively.

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
Our Pressure Control segment accounted for approximately 22.2% and 20.6% of our revenues for the three months ended September 30, 2019 and 2018, respectively.
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
Our Wireline segment accounted for approximately 8.2% and 12.5% of our revenues for the three months ended September 30, 2019 and 2018, respectively.
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
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain)/loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses, restructuring expenses and equipment stand-up expense.
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

Recent Trends and Outlook
Demand for our services is predominantly influenced by the level of drilling and completion activity by E&P companies (“operators”), which is driven largely by the current and anticipated profitability of developing oil and natural gas reserves. WTI has increased from its low of $26.21 per Bbl in early 2016 to $54.09 per Bbl as of September 30, 2019. Natural gas prices have increased from their lows of $1.64 per MMBtu in early 2016 to $2.52 per MMBtu as of September 30, 2019.

Market volatility remains present. WTI dropped over 38% in the fourth quarter of 2018 from $73.16 as of September 30, 2018 to $45.15 on December 28, 2018, with some recovery and continued volatility to end the third quarter of 2019 at $54.09. Despite WTI’s recovery, its fourth quarter decline and investor sentiment contributed to the moderation of 2019 budgets for operators as they appear to shift strategies from production growth to operating within cash flow and generating returns. While these developments may have caused near-term budget constraints for our customers, we believe this is a positive sign for the long-term prospects of our industry. If widely implemented, this strategic shift may moderate volatility in demand for our services, which over time could drive improved results.
We believe the mix of moderated 2019 budgets, a shifting strategy for operators to remain within cash flow, and the takeaway constraints in the Permian Basin reduced overall drilling and completions activity levels during 2019. We have seen the slowdown impact adjacent basins as hydraulic fracturing fleets migrated from the Permian Basin placing pressure on Mid-Continent pricing. We believe, however, that there are several catalysts that could increase demand for our services from their current levels, including a constructive commodity price environment, improvements to takeaway capacity constraints in the Permian Basin and a material inventory of drilled but uncompleted wells. Earlier in the year we started providing hydraulic fracturing services in the Permian Basin and currently provide services in the Permian Basin, the Mid-Continent Basin and the Rockies.
We continue to operate in a challenging market and heightened competition, rig declines, large-scale consolidation among our customers, increased volatility and customer budget exhaustion has put pressure on our businesses. In light of these challenging conditions, the Company remains focused on (i) maintaining market share via our best in class service offering and focus on superior execution in the field, (ii) maximizing profitable activity, including high grading customers in an effort to shore up calendars and improve margins as well as optimizing our cost structure, and (iii) continuing our capital spending prudence and maintaining a conservative balance sheet.

Additionally, we remain disciplined in evaluating potential opportunities, and will continue to focus on rationalizing unutilized assets and high grading our fleet to create value for shareholders. In the third quarter of 2019, we sold five of our legacy pressure pumping locations for $4.4 million allowing us to streamline the needs of our unconventional pressure pumping and cementing customers as well as further optimize our cost structure. This means continued optimization of our cost structure, while also maintaining an asset base and geographic presence that will enable us to fully participate in the eventual market upturn.
Beyond cost reductions, we’ve also actively pursued opportunities in adjacent geographic markets in an effort to attain better pricing, utilization and margins.
From a consolidated perspective, we expect customer activity to decline during the fourth quarter. We will continue to focus on asset rationalization and evaluation of our cost structure, and maintaining a strong balance sheet and considerable liquidity should weak conditions persist for an extended period of time.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)
Revenues:	$121,082	$150,897
Costs and expenses:
Direct operating costs	101,737	126,925
General and administrative	12,056	14,140
Depreciation and amortization	13,229	12,033
Gain on disposition of assets	(1,116)	(629)
Impairment and other charges	41,543	—
Operating loss	(46,367)	(1,572)
Non-operating loss expense:
Interest expense	(898)	(574)
Loss before income tax	(47,265)	(2,146)
Income tax expense	(164)	(207)
Net loss	$(47,429)	$(2,353)

	Three Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$9,103	$6,452
Pressure Pumping	1,218	5,795
Pressure Control	3,670	4,421
Wireline	(2,719)	(738)
Adjusted EBITDA (1)	$8,735	$12,898
Other Operational Data:
Directional drilling rig days (2)	4,863	4,874
Average monthly directional rigs on revenue (3)	67	77
Total hydraulic fracturing stages	700	908
Average hydraulic fracturing revenue per stage	$35,314	$50,119

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
Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, restructuring expenses, impairment expenses, restructuring expenses and equipment stand-up expense.
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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended
	September 30, 2019	September 30, 2018
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(47,429)	$(2,353)
Income tax expense	164	207
Interest expense	898	574
Depreciation and amortization expense	13,229	12,033
Gain on disposition of assets, net	(1,116)	(629)
Impairment expense and other charges (Note 2)	41,543	—
Non-cash stock based compensation	1,260	2,569
Rebranding expense	—	193
Settlement expense	87	133
Severance expense	99	74
Equipment and stand-up expense	—	97
Adjusted EBITDA	$8,735	$12,898

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	September 30, 2019	September 30, 2018
Revenue:
Directional Drilling	$57,056	$50,919
Pressure Pumping	27,312	49,987
Pressure Control	26,838	31,138
Wireline	9,876	18,853
Total revenue	$121,082	$150,897
Revenue for the three months ended September 30, 2019, decreased by $29.8 million, or 19.7%, to $121.1 million from $150.9 million for the three months ended September 30, 2018. The change in revenue by segment was as follows:
Directional Drilling revenue increased by $6.2 million, or 12.2%, to $57.1 million for the three months ended September 30, 2019, from $50.9 million for the three months ended September 30, 2018. This increase was primarily attributable to a 12.3% increase in Directional Drilling's dayrate. Directional Drilling rigs days for the three months ended September 30, 2019 were 4,863 and were consistent with the rigs days for the three months ended September 30, 2018. Approximately 96.9% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the three months ended September 30, 2019 compared to 96.8% for the three months ended September 30, 2018. Pricing was the primary factor that accounted for the Directional Drilling's revenue increase driven by demand for premium tool services.

Pressure Pumping revenue decreased by $22.7 million, or 45.4%, to $27.3 million for the three months ended September 30, 2019, from $50.0 million for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing in our areas of operation, which led to our stacking of two hydraulic fracturing fleets which occurred in January 2019 and late March 2019, as opposed to four hydraulic fracturing fleets that were in service during the three months ended September 30, 2018. This drove a corresponding 22.9% decrease in stages to 700 for the three months ended September 30, 2019. Additionally, we experienced a 29.5% decrease in average revenue per stage to $35,314 for the three months ended September 30, 2019, from $50,119 for the three months ended September 30, 2018, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 90.5% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the three months ended September 30, 2019, compared to 91.0% for the three months ended September 30, 2018.
Pressure Control revenue decreased by $4.3 million, or 13.8%, to $26.8 million for the three months ended September 30, 2019, from $31.1 million for the three months ended September 30, 2018. This decrease was primarily attributable to pricing pressure in the market which drove a 15.6% decrease in weighted average revenue per day to $19,735 for the three months ended September 30, 2019. This was partially offset by more actively deployed Large Diameter coiled tubing units compared to the prior year and increased weighted average utilization and demand of our snubbing business continued to positively impact Pressure Control revenue during the three months ended September 30, 2019.
Wireline revenue decreased by $9.0 million, or 47.6%, to $9.9 million for the three months ended September 30, 2019, compared to $18.9 million for the three months ended September 30, 2018. Wireline's revenue days decreased by 51.4%, which was offset by a 14.7% increase in revenue per day for the three months ended September 30, 2019. Approximately 75.6% of our Wireline segment revenue was derived from unconventional services for the three months ended September 30, 2019, compared to 72.9% for the three months ended September 30, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	September 30, 2019	September 30, 2018
Direct operating expenses:
Directional Drilling	$44,622	$39,845
Pressure Pumping	24,313	43,051
Pressure Control	21,386	25,216
Wireline	11,416	18,813
Total direct operating expenses	$101,737	$126,925
Direct operating expenses for the three months ended September 30, 2019 decreased by $25.2 million, or 19.9%, to $101.7 million, from $126.9 million for the three months ended September 30, 2018. The change in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $4.8 million, or 12.1%, to $44.6 million for the three months ended September 30, 2019, from $39.8 million for the three months ended September 30, 2018. This increase was primarily attributable to increased equipment repair and maintenance costs and higher rental tool expenses over the same period for the three months ended September 30, 2018.
Pressure Pumping direct operating expenses decreased by $18.8 million, or 43.6%, to $24.3 million for the three months ended September 30, 2019, from $43.1 million for the three months ended September 30, 2018. This decrease was primarily attributable to decreased activity driven by a 22.9% decrease in hydraulic fracturing stages completed to 700 stages compared to 908 stages completed in the three months ended September 30, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated two hydraulic fracturing fleets, one in January 2019 and one in late March 2019, resulting in two active fleets at September 30, 2019 compared to four active fleets at September 30, 2018. This reduction in active spreads along with the optimization of our cost structure further contributed to lower direct operating expenses tied to personnel for the three months ended September 30, 2019.
Pressure Control direct operating expenses decreased by $3.8 million or 15.1%, to $21.4 million for the three months ended September 30, 2019, from $25.2 million for the three months ended September 30, 2018. This decrease was primarily attributable to lower costs associated with personnel, equipment and consumables for the three months ended September 30, 2019.
Wireline direct operating expenses decreased by $7.4 million, or 39.4%, to $11.4 million for the three months ended September 30, 2019, from $18.8 million for the three months ended September 30, 2018. This decrease was primarily driven by decreased activity levels and headcount reductions driving lower costs associated with personnel, equipment and consumables.

General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $2.0 million, or 14.2%, to $12.1 million for the three months ended September 30, 2019, from $14.1 million for the three months ended September 30, 2018. The decrease in general and administrative expenses was primarily driven by the results of cost cuts we initiated in the second quarter of 2019 fully taking effect during the third quarter of 2019 and G&A cost savings associated with the continued optimization of our cost structure during the third quarter of 2019. Stock based compensation expense of $1.6 million decreased compared to $2.6 million as of the three months ended September 30, 2018.
Depreciation and amortization. Depreciation and amortization increased by $1.2 million, or 10.0%, to $13.2 million for the three months ended September 30, 2019, from $12.0 million for the three months ended September 30, 2018. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service compared to the three months ended September 30, 2018.
Interest expense. Interest expense increased by $0.3 million, or approximately 50.0%, to $0.9 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. The increase in interest expense was primarily due to lower debt levels in the three months ended September 30, 2018, compared to the current debt outstanding of $33.0 million as of September 30, 2019.
Adjusted EBITDA. Adjusted EBITDA for three months ended September 30, 2019 decreased by $4.2 million, or 32.6% to $8.7 million from $12.9 million for the three months ended September 30, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $2.6 million, or 40.0%, to $9.1 million in the three months ended September 30, 2019, compared to $6.5 million in the three months ended September 30, 2018. The increase was primarily attributable to a 12.3% increase in pricing and job mix, partially offset by an associated 12.1% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA of $1.2 million during the three months ended September 30, 2019, decreased, compared to $5.8 million during the three months ended September 30, 2018. This decrease was primarily attributable to a 45.4% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with softening market conditions, we stacked two fleets in January 2019 and March 2019 which contributed to the 43.6% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $0.7 million, or 15.9% to $3.7 million in the three months ended September 30, 2019, compared to $4.4 million in the three months ended September 30, 2018. The decrease was primarily attributable to a 13.8% decrease in revenue during the third quarter driven by market conditions, a 2.0% decrease in total revenue days for the quarter.
Wireline Adjusted EBITDA decreased by $2.0 million, or 285.7% to $(2.7) million in the three months ended September 30, 2019, compared to $(0.7) million in the three months ended September 30, 2018. The incremental loss was primarily attributable to a $9.0 million revenue decrease driven by a 51.4% decrease in revenue days, and a 117.1% increase in G&A expenses driven by a 45.3% increase in crewed utilization, partially offset by an increase in day rates, and a 39.4% decrease in direct operating expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)
Revenues:	$388,374	$444,701
Costs and expenses:
Direct operating costs	332,363	367,616
General and administrative	41,627	48,940
Depreciation and amortization	38,785	34,265
Gain on disposition of assets	(1,292)	(1,329)
Impairment and other charges	41,543	—
Operating loss	(64,652)	(4,791)
Non-operating loss expense:
Interest expense	(2,421)	(11,199)
Loss before income tax	(67,073)	(15,990)
Income tax expense	(495)	(584)
Net loss	$(67,568)	$(16,574)

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$24,437	$14,273
Pressure Pumping	(1,524)	24,569
Pressure Control	8,495	13,673
Wireline	(271)	2,614
Adjusted EBITDA (1)	$22,166	$46,301
Other Operational Data:
Directional drilling rig days (2)	14,978	12,688
Average monthly directional rigs on revenue (3)	72	65
Total hydraulic fracturing stages	2,363	2,816
Average hydraulic fracturing revenue per stage	$31,275	$52,939

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
Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets, stock based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses, restructuring expenses, impairment expenses and equipment stand-up expense.

We believe Adjusted EBITDA margin is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the histor ic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the nine months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(67,568)	$(16,574)
Income tax expense	495	584
Interest expense	2,421	11,199
Depreciation and amortization expense	38,785	34,265
Gain on disposition of assets, net	(1,292)	(1,329)
Impairment and other charges (Note 2)	41,543	—
Non-cash stock based compensation	6,703	15,395
Rebranding expense (1)	17	248
Settlement expense (2)	879	522
Severance expense	183	128
Equipment and stand-up expense (3)	—	1,863
Adjusted EBITDA	$22,166	$46,301

(1)	Relates to expenses incurred in connection with rebranding our segments.

(2)
For 2019, represents certain nonrecurring corporate professional fees related to contemplated mergers and acquisitions activities, legal fees for FLSA claims and other non-recurring settlement expenses, of which approximately $0.9 million in general and administrative expenses. For 2018, represents legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses.

(3)
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. For 2018, primarily represents costs incurred in connection with the mobilization and redeployment of assets. During the nine months ended September 30, 2018, approximately $1.7 million was recorded in direct operating expenses and approximately $0.2 million was recorded in general and administration expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue:
Directional Drilling	$173,392	$132,127
Pressure Pumping	79,981	160,089
Pressure Control	83,259	91,063
Wireline	51,742	61,422
Total revenue	$388,374	$444,701
Revenue for the nine months ended September 30, 2019 decreased by $56.3 million, or 12.7%, to $388.4 from $444.7 for the nine months ended September 30, 2018. The change in revenue by segment was as follows:
Directional Drilling revenue increased by $41.3 million, or 31.3%, to $173.4 million for the nine months ended September 30, 2019, from $132.1 million for the nine months ended September 30, 2018. This increase was primarily attributable to a 17.0%

increase in utilization, an 18.0% increase in rig days and an increase in pricing relative to the same period in 2018. Approximately 96.8% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the nine months ended September 30, 2019 compared to 95.2% for the nine months ended September 30, 2018. The change in utilization and pricing accounted for 56.8% and 43.2% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue decreased by $80.1 million, or 50.0%, to $80.0 million for the nine months ended September 30, 2019, from $160.1 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing services in our areas of operation, which led to our stacking of two hydraulic fracturing fleets that occurred in January 2019 and late March 2019, as opposed to our four hydraulic fracturing fleets that were in service during the nine months ended September 30, 2018. This drove a corresponding 16.1% decrease in stages to 2,363 for the nine months ended September 30, 2019. Additionally, we experienced a 40.9% decrease in average revenue per stage to $31,275 for the nine months ended September 30, 2019, from $52,939 for the nine months ended September 30, 2018, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 92.4% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the nine months ended September 30, 2019, compared to 93.2% for the nine months ended September 30, 2018.
Pressure Control revenue decreased by $7.8 million, or 8.6%, to $83.3 million for the nine months ended September 30, 2019, from $91.1 million for the nine months ended September 30, 2018. This decrease was primarily attributable to pricing in the market, which drove a 6.6% decrease in weighted average revenue per day to $20,563 for the nine months ended September 30, 2019. This was partially offset by increased well control activities, more actively deployed Large Diameter coiled tubing units compared to the same period in 2018, increased weighted average utilization and increased demand of our snubbing business continued to positively impact Pressure Control revenue during the nine months ended September 30, 2019.
Wireline revenue decreased by $9.7 million, or 15.8%, to $51.7 million for the nine months ended September 30, 2019, compared to $61.4 million for the nine months ended September 30, 2018. Revenue days decreased by 35.4%, which was offset by a 32.0% increase in revenue per day for the nine months ended September 30, 2019. Approximately 84.9% of our Wireline segment revenue was derived from unconventional services for the nine months ended September 30, 2019, compared to 78.9% for the nine months ended September 30, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Direct operating expenses:
Directional Drilling	$138,550	$106,089
Pressure Pumping	76,305	133,273
Pressure Control	68,440	71,952
Wireline	49,068	56,302
Total direct operating expenses	$332,363	$367,616
Direct operating expenses for the nine months ended September 30, 2019 decreased by $35.2 million, or 9.6%, to $332.4 million, from $367.6 million for the nine months ended September 30, 2018. The change in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses increased by $32.5 million, or 30.6%, to $138.6 million for the nine months ended September 30, 2019, from $106.1 million for the nine months ended September 30, 2018. This increase was primarily attributable an 18.0% increase in rig days to 14,978 over the same period in 2018, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses decreased by $57.0 million, or 42.8%, to $76.3 million for the nine months ended September 30, 2019, from $133.3 million for the nine months ended September 30, 2018. This decrease was primarily attributable to decreased activity driven by a 16.1% decrease in hydraulic fracturing stages completed to 2,363 stages compared to 2,816 stages completed in the nine months ended September 30, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated two hydraulic fracturing fleets, one in January 2019 and one in late March 2019, resulting in two active fleets at September 30, 2019 compared to four active fleets at September 30, 2018. This reduction in active fleets and related direct operating expenses for personnel and equipment further contributed to lower direct operating expenses for the nine months ended September 30, 2019.
Pressure Control direct operating expenses decreased by $3.6 million or 5.0%, to $68.4 million for the nine months ended September 30, 2019, from $72.0 million for the nine months ended September 30, 2018. The decrease in Pressure Control's direct operation expenses was primarily attributable to lower costs associated with personnel, equipment and consumables for the nine months ended September 30, 2019.
Wireline direct operating expenses decreased by $7.2 million, or 12.8%, to $49.1 million for the nine months ended September 30, 2019, from $56.3 million for the nine months ended September 30, 2018. This decrease was primarily due to a 35.4% decrease in revenue days and market driven headcount reductions.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $7.3 million, or 14.9%, to $41.6 million for the nine months ended September 30, 2019, from $48.9 million for the nine months ended September 30, 2018. The decrease in G&A expenses was primarily driven by a lower non-cash stock based compensation expense of $7.0 million, compared to $15.4 million as of the nine months ended September 30, 2018, partially offset by an increase in G&A expenses for the additional administrative expenses related to being a publicly traded company, outsourced professional services and other labor, restructuring expenses, severance and lease costs.
Depreciation and amortization. Depreciation and amortization increased by $4.5 million, or 13.1%, to $38.8 million for the nine months ended September 30, 2019, from $34.3 million for the nine months ended September 30, 2018. The increase in depreciation and amortization is primarily attributable to the additional deployed equipment currently in service compared to nine months ended September 30, 2018.
Interest expense. Interest expense decreased by $8.8 million, or approximately 78.6%, to $2.4 million for the nine months ended September 30, 2019, compared to $11.2 million for the nine months ended September 30, 2018. The decrease in interest expense was primarily due to lower debt levels, which exceeded $110.0 million in the nine months ended September 30, 2018, compared to the current debt outstanding of $33.0 million as of September 30, 2019.
Adjusted EBITDA. Adjusted EBITDA for nine months ended September 30, 2019 decreased by $24.1 million, or 52.1% to $22.2 million from $46.3 million for the nine months ended September 30, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $10.1 million, or 70.6%, to $24.4 million in the nine months ended September 30, 2019, compared to $14.3 million in the nine months ended September 30, 2018. The increase was primarily attributable to a 31.3% increase in revenue driven by increased market activity, an 18.0% increase in rig days and a 13.6% decrease in G&A expense during the nine months ended September 30, 2019 compared to the comparable period last year, partially offset by an associated 30.6% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA decreased by $26.1 million, or 106.1%, to a loss of $1.5 million during the nine months ended September 30, 2019, compared to $24.6 million during the nine months ended September 30, 2018. This decrease was primarily attributable to a 50.0% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with the market conditions, we stacked two fleets in January 2019 and March 2019 which contributed to the 42.8% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $5.2 million, or 38.0% to $8.5 million in the nine months ended September 30, 2019, compared to $13.7 million in the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in revenue during the first three quarters of 2019 driven by market conditions, a 3.1% decrease in total revenue days for the nine months ended September 30, 2019, a 6.6% decrease in our weighted average revenue per day, and a 5.0% decrease in direct operating expenses.
Wireline Adjusted EBITDA decreased by $2.9 million, or 111.5% to a loss of $0.3 million in the nine months ended September 30, 2019, compared to $2.6 million in the nine months ended September 30, 2018. The decrease was primarily attributable to a $9.7 million decline in revenue and a 35.4% decrease in revenue days, a 34.2% increase in G&A expenses driven by personnel, consumables and overhead costs resulting from increased utilization, partially offset by a 32.0% increase in dayrate.

Impairments and other charges: In connection with the preparation of its third quarter 2019 financial statements, QES recorded the following charges, all of which are classified as Impairments and Other Charges in the Condensed Consolidated Statements of Operations (in thousands of U.S. dollars):

Three Months Ended September 30, 2019

Property, plant and equipment - Pressure Pumping	$26,350
Intangible assets - Pressure Pumping	7,659
Operating lease right of use assets - Pressure Pumping	169
Property, plant and equipment - Wireline	318
Operating and finance lease right of use assets - Wireline	1,719
Total impairment	36,215
Restructuring charges	5,328
Total impairment and restructuring	$41,543

We evaluate our long-lived assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. During the third quarter of 2019, we conducted a review of our Wireline and Pressure Pumping asset groups in consideration of the completion of our fourth quarter 2019 forecast which provided additional insights into expectations of lower growth and margins for the Wireline and Pressure Pumping asset groups. As a result of our review, we determined that the fair values of these asset groups were below their respective carrying amounts and thus were not recoverable. As a result, we performed an impairment assessment for these asset groups as of September 30, 2019 using the market and income approaches to determine fair value. The review included an assessment of certain assumptions, including, but not limited to, the evaluation of expected future cash flow estimates, discount rates, capital expenditures, and estimated economic useful lives. As a result of our impairment assessment, we impaired the carrying value to estimated fair value and recognized a non-cash impairment loss of $36.2 million.

QES also recorded $5.3 million in restructuring charges during the three months ended September 30, 2019. During the third quarter of 2019, the Company implemented a corporate restructuring program to align its cost structure with the current and anticipated market conditions for onshore oilfield service providers. As a result, QES recorded $2.2 million in severance related costs related to leadership and organizational structure changes primarily in its Corporate segment, $1.3 million write down of inventory at its Wireline segment due to changes in its business model, $1.6 million related to the early termination of a supply contract in its Pressure Pumping segment, and $0.2 million related to the abandonment of a facility lease at its Pressure Pumping segment.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under the New ABL Facility (as defined below) and cash flows from operations. At September 30, 2019, we had $14.9 million of cash and cash equivalents and $39.1 million net availability on the New ABL Facility, which resulted in a total liquidity position of $54.0 million.
Our Directional Drilling and Pressure Control activity has improved or remained relatively flat and demand for our pressure pumping and wireline services has decreased given the market headwinds and increased volatility and overall decline in commodity prices since the third quarter of 2018. Our cash flow from operations for the nine months ended September 30, 2019 provided approximately $19.7 million in cash flows, and during the third quarter 2019 we paid down our debt by $2.0 million. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
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

The following table sets forth our cash flows for the periods indicated (in thousands of U.S. dollars) presented below:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$19,719	$36,984
Net cash used in investing activities	(15,921)	(46,276)
Net cash (used in) provided by financing activities	(2,665)	22,611
Net change in cash	1,133	13,319
Cash balance end of period	$14,937	$22,070
Net cash provided by operating activities
Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $37.0 million for the nine months ended September 30, 2018. The decrease in operating cash flows was primarily attributable to a decrease in Wireline revenue days and utilization, and lower working capital in-flow due to the reduction in activity and pricing and utilization pressure in the Pressure Pumping segment.
Net cash used in investing activities
Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $46.3 million for the nine months ended September 30, 2018. The cash flow used in investing activities for the nine months ended September 30, 2019 was used primarily for maintenance capital spending tied to our existing fleet and growth capital spending in Directional Drilling and Pressure Control. We purchased $29.1 million in equipment and received $13.2 million in exchange for selling assets for the nine months ended September 30, 2019, compared to $53.1 million of cash that was used to purchase equipment and the receipt of $6.8 million in exchange for selling assets during the nine months ended September 30, 2018.
Net cash used in financing activities
Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $22.6 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, $1.6 million was paid for treasury shares in connection with our common stock repurchase program. During the nine months ended September 30, 2018, net cash provided by financing activities was primarily the result of net proceeds received from draws made on our New ABL Facility and the closing of our IPO.
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
New ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “New ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the Former Revolving Credit Facility. The New ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the New ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $33.0 million borrowings outstanding at September 30, 2019 was 4.9%. The outstanding balance is recorded as long-term debt under the New ABL Facility. At September 30, 2019, we had $14.9 million of cash and equivalents and $39.1 million net availability on the New ABL Facility, which resulted in a total liquidity position of $54.0 million.
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
The New ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company’s failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any credit party; and (iv) the occurrence of a default under any other material indebtedness QES or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the New ABL Facility, the lenders will be able to declare any outstanding principal balance of our New ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the New ABL Facility. As of September 30, 2019, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the nine months ended September 30, 2019, our capital expenditures, including advance deposit on equipment, were approximately $13.2 million, $4.7 million, $9.5 million and $1.6 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $29.1 million, primarily for maintenance capital spending tied to our existing fleet and growth capital spending in our Directional Drilling and Pressure Control segments.
For the nine months ended September 30, 2018, our capital expenditures, excluding acquisitions, were approximately $10.2 million, $26.0 million, $15.4 million and $1.5 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate net capital expenditures of approximately $53.1 million, primarily for the activation of our fourth hydraulic fracturing spread, conversion of two coiled tubing units during the second quarter of 2018 and capital expenditures on existing equipment.
We currently estimate that our annual capital expenditures for our existing assets, approved capacity additions and other projects during 2019 will range from $32.0 million to $35.0 million, leaving approximately $3.0 million to $5.0 million available for capital spending during the remainder of 2019. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our New ABL Facility.
We believe that our operating cash flow and available borrowings under our New ABL Facility will be sufficient to fund our operations for the next twelve months. Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our New ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy and at the Company’s discretion.  As of September 30, 2019, the Company had repurchased 669,399 shares for an aggregate of $2.1 million over the life of this program.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2019.
Critical Accounting Policies and Estimates
Other than the accounting impacts resulting from our adoption of Topic 842, which are discussed in Notes 1 and 5 to our condensed consolidated financial statements herein, as of September 30, 2019, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 7, 2019.
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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) of the Exchange Act were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Common Stock Repurchases Made in the Quarter
Under our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, repurchases can be made from time to time in the open market based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company's discretion. As of September 30, 2019, the Company had purchased 669,399 shares for an aggregate of $2.1 million over the life of this program.

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	38,352	$4.35	38,352	$5,296
February	26,200	$5.19	26,200	$5,160
March	38,889	$4.84	38,889	$4,972
April	45,734	$4.74	45,734	$4,755
May	24,188	$4.46	24,188	$4,647
June	94,519	$2.26	94,519	$4,433
July	201,592	$2.00	201,592	$4,030
August	33,701	$1.39	33,701	$3,983
September	69,917	$1.86	69,917	$3,853
Total	573,092		573,092

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

Date: November 7, 2019

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: November 7, 2019

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: November 7, 2019