Form 10-K
period 2019-12-31
Quintana Energy Services Inc.
filed 2020-03-06
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2019) was $12.4 million.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at February 28, 2020, was 33,809,640.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 12, 2020, which proxy statement will be filed with the Securities Exchange Commission within 120 days of December 31, 2019, are incorporated by reference in Part III.

QUINTANA ENERGY SERVICES INC.
FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2019 (this "Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	uncertainty regarding our future operating results;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	loss or corruption of our information in a cyberattack on our computer systems;

•	the supply and demand for oil and natural gas;

•	our customers' ability to obtain capital or financing needed for oil and natural gas exploration and production (“E&P”) operations;

•	business acquisitions;

•	general economic conditions;

•	credit markets;

•	the occurrence of a significant event or adverse claim in excess of the insurance we maintain;

•	seasonal and adverse weather conditions that can affect oil and natural gas operations;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and beyond our control. These risks include, but are not limited to, a decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our ABL Facility (as defined below), our cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Annual Report. For more information on our ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Credit Facility.”
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

Hydraulic fracturing. A stimulation treatment routinely performed on oil and natural gas wells in low permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing fractures to be opened. The wings of the fracture extend away from the wellbore in opposing directions according to the natural stresses within the formation. Proppant, such as grains of sand of a particular size, is mixed with the treatment fluid to keep the fracture open when the treatment is complete. Hydraulic fracturing creates high-conductivity communication with a large area of formation and bypasses any damage that may exist in the near-wellbore area.
Hydrocarbon. A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane, but many are highly complex molecules, and can occur as gases, liquids or solids. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.
Large Diameter. A coiled tubing unit or coil tubing with a capacity for 2.38 inch or larger diameter coiled tubing string.
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
Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 MWD kits. Our pressure pumping services include hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 253,150 HHP as of December 31, 2019. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our pressure control services include various forms of well control, completions and workover applications through our 24 coiled tubing units (10 of which are Large Diameter units), 36 rig-assisted snubbing units and ancillary equipment. As of December 31, 2019, our wireline services included 33 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
Our operations are diversified by our broad customer base and expansive geographical reach. We currently operate throughout all active major onshore oil and gas basins in the United States and we served approximately 1,100 customers in the year ended December 31, 2019. We have cultivated and maintain strong relationships with our E&P company customers, including leading companies such as EOG Resources, XTO Energy, ConocoPhillips, Devon Energy, Parsley Energy, Pioneer Natural Resources, Matador Resources, and ConocoPhillips.
Our core businesses depend on our customers’ willingness to make expenditures to explore for, produce and develop oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political stability in oil producing countries, merger and divestiture activity among oil and gas producers and changes in oil and natural gas prices. The volatility of the oil and natural gas industry and the corresponding impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for and the price of our services.
We derive a majority of our revenues from services supporting oil and natural gas operations. As oil and natural gas prices fluctuate significantly, demand for our services correspondingly changes as our customers must balance expenditures for drilling and completion services against their available cash flow.
Shortly following the drop in WTI prices in the fourth quarter of 2018, the Baker Hughes Incorporated (“Baker Hughes”) lower 48 U.S. states land rig count fell by 7.1% during the first quarter of 2019. For the year ended 2019 rig count dropped a total of 277 rigs from 1052 rigs to 775 rigs, or a 26.3% decrease, compared to the prior year ended December 31, 2018. As of March 2, 2020, WTI closed at $46.75 per Bbl and the lower 48 U.S. land rig count decreased, 17 rigs, or 2.2%, to 758 rigs since December 31, 2019 further extending a trend of declining rig count from a high point of 1052 rigs in early 2019.
Crude oil prices increased 13.0% sequentially during the fourth quarter of 2019. WTI increased $15.99, or 35.4%, to $61.14 per Bbl on December 31, 2019, compared to the closing price on December 28, 2018 of $45.15 per Bbl. The rise in crude oil prices had a moderately positive impact on our fourth quarter 2019 consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. Prices have continued to be volatile during the first quarter of 2020, ranging from $63.27 per Bbl to $44.76 per Bbl. If the current pricing environment for crude oil does not continue to improve, or returns to the pricing trends seen during the end of 2018, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our future results of operations, cash flows and financial position.
The volatility in crude oil prices during 2019 had an overall negative impact on our consolidated results of operations for 2019. We experienced decreases in demand for our pressure pumping and wireline services in particular. Due to the decrease in pressure pumping demand, we deactivated three of our pressure pumping hydraulic fracturing fleets during 2019, one in January 2019, one in March 2019 and another fleet in October 2019. As of March 1, 2020, we have redeployed the second fleet in response to customer demand.
These decreases in demand in pressure pumping and wireline services were partially offset by increases in demand for our directional drilling services compared to the same period last year. From the fourth quarter of 2018 through the fourth quarter of 2019, our

Directional Drilling business segment increased the monthly average number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 6.2%, while improving our day rates by 16.0% compared to the comparable period in 2018.
We have worked to optimize our cost structure and increase efficiency to better serve our customers. As part of these cost control initiatives, we closed unprofitable locations serving non-key regions, renegotiated supplier contracts and certain equipment leases to improve profitability and reduced general and administrative expenses. Given the decrease in customer activity, we moved quickly in the fourth quarter of 2019 to streamline our internal processes and initiate cost reductions, including personnel reductions in an effort to adjust our cost structure to improve our financial performance going forward and improve operational efficiencies and customer focus.
Our Services
We classify the services we provide into four reportable segments: (1) Directional Drilling, (2) Pressure Pumping, (3) Pressure Control and (4) Wireline. We describe each of these segments below.
Directional Drilling
Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse measurement-while-drilling navigational tools, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region, Marcellus/Utica Shale and DJ/Powder River Basin.
Our Directional Drilling segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under balanced drilling, MWD and logging tools. Our package also offers various technologies, including our positive pulse MWD navigational tool fleet, Q-Series Mud Motors and ancillary downhole tools, as well as EM navigational systems. We also provide a suite of integrated and related services, including rotational gamma, pressure-while-drilling, continuous inclination and continuous azimuth.
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of the year ended December 31, 2019, 85.7% of our directional drilling activity was tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling we have increased the number of “follow me rigs” from approximately 32 in January of 2016 to 56 as of December 31, 2019. We intend to continue to re-deploy additional MWD kits into 2020, as market conditions warrant.
Our Directional Drilling segment accounted for approximately 47.1%, 31.9% and 33.2% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Pressure Pumping
We supply pressure pumping services that include hydraulic fracturing stimulation services, cementing services and acidizing services. In particular, we focus on fracturing, cementing and acidizing services in the Permian Basin, Mid-Continent region and the DJ/Powder River Basin. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. We provide these services to large public E&P operators as well as independent oil and gas producers.
We focus on providing services for larger hydraulic fracturing jobs, but have the capability to provide a customized range of hydraulic fracturing services to meet the particular needs of our customers. We believe our technical capabilities, depth of talent and operational flexibility allow us to provide superior service quality to our customers. Additionally, we are well suited as a result of our basin-specific experience which we believe allows us to be responsive to our customers’ needs, increasing the utilization of our assets and strengthening our existing customer relationships.
As of December 31, 2019, our pressure pumping services had the capacity to provide 253,150 HHP, of which 241,500 HHP was dedicated to hydraulic fracturing, 5,350 HHP was dedicated to cementing and 6,300 HHP was dedicated to acidizing and other. As of December 31, 2019, we had 54,750 total hydraulic fracturing HHP deployed in the Mid-Continent region, 54,500 total hydraulic HHP deployed in the Permian Basin, 17,400 total hydraulic HHP deployed in the Rockies. Due to the decrease in pressure pumping demand, we deactivated three of our pressure pumping hydraulic fracturing fleets during 2019, one in January 2019, one in March 2019 and another in October 2019. As a result, as of December 2019, 110,300 total hydraulic HHP was not deployed.

Of our total deployed HHP dedicated to hydraulic fracturing, approximately 86.25% is dedicated to unconventional fracturing services in the Mid-Continent region and Permian Basin and 13.75% is dedicated to unconventional and conventional fracturing services in the Rockies. We have successfully grown our pressure pumping services through organic growth and acquisitions. From January 1, 2007 to December 31, 2019, we increased from 15,500 HHP to 253,150 HHP.
In addition, we also have 13,250 tons of flat sand storage in Enid, Oklahoma in our facility located on the BNSF Railway, which provides access to the materials needed to ensure consistently reliable operations.
Our Pressure Pumping segment accounted for approximately 18.6%, 35.4% and 35.0% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Pressure Control
We supply pressure control services that include supplying a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our pressure control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide pressure control services primarily in the Permian Basin, Eagle Ford Shale, Mid-Continent region, DJ/Powder River Basin, Haynesville Shale and East Texas Basin.
Our coiled tubing units are used in the provision of unconventional completion services or in support of well-servicing and workover applications. Our rig-assisted snubbing units are used in conjunction with a workover rig to insert or remove downhole tools or in support of other well services while maintaining pressure in the well, or in support of unconventional completions. Our nitrogen pumping units provide a non-combustible environment downhole and are used in support of other pressure control or well-servicing applications. We also offer highly-technical and specialized well control services, which are typically required in response to emergencies at the well site, requiring a variety of solutions including freezing, hot tapping and gate valve drilling services, as well as critical well control and containment operations. Our team is comprised of oilfield services veterans with extensive domestic and international experience in well control operations.
As of December 31, 2019, we provided pressure control services through our fleet of 24 coiled tubing units (10 of which are Large Diameter units, allowing us to service extended reach laterals), 36 rig-assisted snubbing units and 24 nitrogen pumping units.
Our Pressure Control segment accounted for approximately 22.0%, 20.3% and 20.5% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Wireline
We provide new well wireline conveyed tight-shale reservoir perforating services across many of the major U.S. shale basins and also offers a range of services such as cased-hole investigation and production logging services, conventional wireline, mechanical services and pipe recovery services. These services are offered in both new well completions and for remedial work. The majority of the revenues generated by our wireline services are derived from the Permian Basin, Eagle Ford Shale, Mid-Continent region, Haynesville Shale and East Texas Basin as well as in industrial and petrochemical facilities.
As of December 31, 2019, we operated 33 wireline units of which 21 are suited for unconventional activity, and operated from seven facilities throughout the Permian Basin, Eagle Ford Shale, Mid-Continent, South Texas and Gulf Coast regions. Of the 21 wireline units suited for unconventional activity, 5 units are crewed and the remaining 16 are available to deploy as conditions warrant. We offer our wireline services in most markets in which we provide pressure pumping services. From January 2017 to December 31, 2019, we completed approximately 28,174 stages in the United States with an overall run efficiency of approximately 98.3%.
Our Wireline segment accounted for approximately 12.3%, 12.4% and 11.4% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Geographic Areas of Operation
Our Directional Drilling segment operates in the Permian Basin, Eagle Ford Shale, Mid-Continent region, Marcellus/Utica Shale and DJ/Powder River Basin. Our Completion and Production segment operates in different geographical areas across the United States. We provide pressure pumping services in the Permian and Mid-Continent region where we have a leading market position, as well as the Rocky Mountain region (including the Williston Basin). We provide pressure control services in the Mid-Continent region, Eagle Ford Shale, Permian Basin, DJ/Powder River Basin, Haynesville Shale, Fayetteville Shale and Williston Basin (including the Bakken Shale), providing access across the continental United States. Lastly, we provide wireline services throughout the Permian Basin, Eagle Ford Shale, Mid-Continent region, Gulf Coast region and East Texas/Haynesville Shale. These expansive operating areas provide us with access to a number of nearby unconventional crude oil and natural gas basins, both with existing customers expanding their production footprint and third parties acquiring new acreage. Our proximity to existing and prospective customer activities allows us to anticipate or respond quickly to such customers’ needs and efficiently deploy our assets.
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
Marketing and Customers
We operate in a highly competitive industry. Our competition includes many large and small oilfield service companies. As such, we price our services to remain competitive in the markets in which we operate by adjusting our rates to reflect current market conditions as necessary. We examine the rate of utilization of our equipment as a measure of our ability to compete in the current market environment.
We have also established over time a diverse and balanced mix of customers, including large, midsize and small E&P companies. We served approximately 1,100 customers in 2019. For the year ended December 31, 2019 and 2018, EOG Resources represented approximately 10.1% and 11.9% of the Company’s consolidated revenues, respectively. For the year ended December 31, 2017, no customer individually accounted for more than 10.3% of our consolidated revenues. The loss of a material customer could have an adverse effect on our business until the equipment is redeployed at similar utilization and pricing levels.
Competition
The markets in which we operate are highly competitive. To be successful, a company must provide services that meet the specific needs of oil and natural gas E&P companies and drilling services contractors at competitive prices. We provide our services across the United States and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including some of the largest integrated oilfield services companies.
Our major competitors for our Drilling segment include Schlumberger, Baker Hughes, Halliburton, Phoenix Technology Services, ProDirectional, Scientific Drilling International, LEAM Drilling Systems and Nabors Industries. Our major competitors for our Pressure Pumping, Pressure Control and Wireline segments include Halliburton, Schlumberger, RPC, NexTier, Liberty, Basic Energy Services, Nine Energy Services, Superior Energy Services, Key Energy Services, Forbes Energy Services, STEP Energy Services and KLX Energy Services.
We believe that the principal competitive factors in the market areas that we serve are quality of service, reputation for safety and technical proficiency, availability and price. While we must be competitive in our pricing, we believe our customers select our services based on the local leadership and basin-expertise that our field management and operating personnel use to deliver quality services.
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
Intellectual Property
We have pending applications and registered trademarks for various names under which our entities conduct business or provide services. Except for the foregoing, we do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.
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
Despite our efforts to maintain safety standards, we from time to time have suffered accidents in the past and anticipate that we could experience accidents in the future. In addition to the property damage, personal injury and other losses from these accidents, the frequency and severity of these incidents affect our operating costs, insurability and our relationships with customers, employees, regulatory agencies and other parties.
Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.
Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. Further, insurance rates have in the past been subject to wide fluctuations and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our financial condition and results of operations.
Employees
As of December 31, 2019, we had approximately 1,100 full time employees and our overall personnel count decreased approximately 32.4% from the year ended December 31, 2018. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants as needed.
Safety and Remediation Program
In the oilfield services industry, an important competitive factor in establishing and maintaining long term E&P customer relationships is having an experienced and skilled workforce. Many of our large customers place an emphasis not only on pricing, but also on safety records and the quality management systems of contractors. We believe these factors will gain further importance in the future. We have dedicated safety personnel and training facilities for each of our two reporting segments. We have committed resources toward employee safety and quality management training programs. Our field employees are required to complete both technical field operations skills and safety training programs.
As part of our safety procedures, we also have the capability to shut down our pressure pumping and fracturing operations both at the lines and in our data van. In addition, we maintain fire suppression systems and spill kits on location for containment of pollutants that may be spilled in the process of providing our hydraulic fracturing services. The spill kits are generally comprised of pads and booms for absorption and containment of spills, as well as soda ash for neutralizing acid. Fire extinguishers are also in place on job sites at each pump.
We have used third-party contractors to provide remediation and spill response services when necessary to address spills that travel beyond our containment capabilities. Historically, these prior spills have not had a material adverse effect on our hydraulic fracturing services; however, we can make no assurances that prior spills or any future spills will not have a material adverse effect on our financial condition or results of operations in the future. To the extent our hydraulic fracturing or other oilfield services operations result in a future spill or release, we will engage the services of a remediation company or an alternative company, as necessary, to assist us with clean-up and remediation.
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
Transportation Matters
In connection with our transportation and relocation of our oilfield service equipment and shipment of hydraulic fracturing sand, we operate trucks and other heavy equipment. As such, we operate as a commercial motor carrier in providing certain of our services and therefore are subject to regulation by the U.S. Department of Transportation (“DOT”) and analogous state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, driver licensing and insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions and hazardous materials labeling, placarding and marking. There are additional regulations specifically related to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, our trucking operations are subject to possible regulatory and legislative changes that may increase our costs by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard electronic logging device (“ELD”) requirements or limits on vehicle emissions, weight and size.
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
Over time, the trend in environmental regulation is typically to place more restrictions and limitations on activities that may adversely affect the environment, and thus any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly completion activities, or waste handling, storage transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our E&P customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for personal injury to persons and damage to properties or natural resources. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition and results of operation. Additionally, our customers may also incur increased costs or delays, restrictions or cancellations in permitting, operating or expansion activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.
The following is a summary of the more significant existing environmental laws, as amended from time to time, to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Waste Handling. The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and nonhazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own requirements, which may be more stringent. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes. Additionally, drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in response to a federal consent decree issued in 2016, the EPA was required during 2019 to determine whether certain Subtitle D criteria regulations required revision in a manner that could result in oil and natural gas wastes being regulated as RCRA hazardous wastes. In April 2019, the EPA made a determination that such revision of the regulations was unnecessary. Any future loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our, as well as the oil and natural gas E&P industry’s, costs to manage and dispose of generated wastes, which could have a material adverse effect on the industry as well as on our business.
Remediation of Hazardous Substances. The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property or natural resources damage allegedly caused by the hazardous substances released into the environment. We currently own, lease or operate upon numerous properties and facilities that for many years have been used for industrial activities, including oil and natural gas-related operations. Hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned, leased or operated upon by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes or hydrocarbons, were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes and remediate contaminated property (including groundwater contamination), including instances where the prior owner or operator caused the contamination, or perform remedial activities to prevent future contamination.
Handling of and Exposure to Radioactive Materials. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and natural gas deposits and, accordingly may result in the generation of wastes and other materials containing NORM. Any NORM exhibiting levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because certain of the properties presently or previously owned, operated or occupied by us may have been used for oil and natural gas production operations, it is possible that we may incur costs or liabilities associated with NORM.
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
Water Discharges and Discharges into Belowground Formations. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The Clean Water Act and analogous state laws also may impose substantial civil and criminal penalties for non-compliance including spills and other non-authorized discharges. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama Administration published a final rule outlining federal jurisdictional reach over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining the Clean Water Act’s jurisdiction over waters of the United States, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our oil and natural gas E&P customers conduct operations, we or our customers could incur increased costs and our customers could incur delays or cancellations in permitting or projects, which could reduce demand for our services.
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
We believe that our oil and natural gas E&P customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or may have been, the likely cause of induced seismicity. In 2016, the United States Geological Survey identified six states with more significant rates of induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that imposed certain permitting restrictions, operating restrictions and/or reporting requirements on disposal wells in proximity to faults. States may, from time to time, develop and implement plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In Oklahoma, the Oklahoma Corporation Commission’s (“OCC”) Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance in late 2016, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years, the OCC’s Oil and Gas Conservation Division has issued orders limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
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
Many of these regulatory requirements, including new source performance standards (“NSPS”) and Maximum Achievable Control Technology standards are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our results of operations, financial condition and business. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQs”), for ground-level ozone from 75 to 70 parts per billion for both the eight-hour primary and secondary standards. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are also expected to implement requirements as a result of this NAAQs final rule, which could result in longer permitting timelines, delay, restrict or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development or expansion of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if our E&P customers’ operations are significantly affected by these or other similar requirements. These requirements could increase the cost of doing business for us and our customers and reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
Climate Change. The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas E&P customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
The U.S. Congress ("Congress") and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement Clean Air Act emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Presidential candidates may also pursue more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the re-entrance by the United States’ into the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy re could result in the restriction, delay, or cancellation of drilling programs or development of production activities.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services. Additionally, political, litigation, and financial risks may result in our oil and natural gas E&P customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our E&P customers.
Regulation of Endangered Species.
The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to habitat occur, government entities or, at times, private parties may act to prevent oil and natural gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Permanent restrictions imposed to protect these species or their habitat could delay, restrict or prohibit drilling in certain areas by our oil and natural gas E&P customers, which could reduce demand for our services.

In addition, the FWS may make determinations on the listing of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in more fulsome protections for non-protected or lesser-protected species. For example, in 2015, the FWS decided to list the northern long-eared bat, whose range covers more than two-thirds of the states in the eastern and north-central regions of the U.S., as threatened rather than the more protective designation of endangered. However, a federal court decision issued in January 2020 found that the FWS failed to conduct a sufficient analysis that could have resulted in the bat being declared as endangered and the court remanded the listing decision to the FWS for a new determination on the species’ protected status. The designation of previously unprotected species or re-designation of lesser-protected species as threatened or endangered in areas where our E&P customers operate could cause certain of our customers to incur increased costs arising from species protection measures or could result in limitations on their E&P activities that could have an adverse effect on our ability to provide services to those customers.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has asserted federal regulatory authority and performed investigations over aspects of the process. For example, the EPA has asserted regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of emissions of methane and volatile organic compounds (“VOCs”) released during hydraulic fracturing. However, in September 2019, EPA proposed an amendment to the methane and VOC standards that would remove the methane-specific requirements that currently apply in favor of relying on the emission limits for VOCs. The EPA also has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plant. The Bureau of Land Management (the "BLM") published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells.

Moreover, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Additionally, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations, including hydraulic fracturing activities, within their jurisdiction. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Moreover, non-governmental organizations may seek to restrict hydraulic fracturing; notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development. If new federal, state or local laws, regulations, presidential executive orders or ballot initiatives that significantly restrict or ban some or all of hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and prohibit or make more difficult or costly the performance of hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas E&P activities and, therefore, adversely affect demand for our services as well as our business. Such laws or regulations could also materially increase our costs of compliance and doing business.

Historically, our hydraulic fracturing compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not have a material adverse effect in the future. It is possible, that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, ballot initiatives and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
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
Drilling. Our oil and natural gas E&P customers’ operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state and some counties and municipalities in which our E&P customers are located also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities, including seasonal wildlife closures;

•	the surface use and restoration of properties upon which wells are drilled; and

•	notice to, and consultation with, surface owners and other third parties.
State Regulation. States regulate the drilling for oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The oil and natural gas industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. Historically, our compliance with these laws has not had a material adverse effect on us but there can be no assurance that such compliance will not result in material adverse effects on our business in the future. To the extent that such laws and regulations result in the curtailment of our oil and natural gas E&P customers’ operations or production, we may incur decreased demand for our services, which may have an adverse effect on our financial condition and results of operations.

Storage and Handling of Explosive Materials.
Our wireline service operations involve the handling of explosive materials for our oil and natural gas E&P customers. Despite our use of specialized facilities to store explosive materials and intensive employee training programs, the handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and other third parties could also occur. Any explosive incident could expose us to adverse publicity or liability for damages, including environmental natural resource damages, or cause production restrictions, delays or cancellations, any of which developments could have a material adverse effect on our business, financial condition and results of operations.
Occupational Safety and Health Matters
We are subject to the requirements of the federal Occupational Safety and Health Act which is administered and enforced by the U.S. Occupational Safety and Health Administration ("OSHA"), and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. Historically, our worker safety compliance costs, including with respect to general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances, have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not have a material adverse effect in the future. OSHA continues to evaluate worker safety and to propose new regulations, such as the 2016 final rule regarding respirable silica sand. The imposition of more stringent requirements regarding worker safety could have a material adverse effect on our ability to compete, financial condition and results of operations.
Corporate Information
We were formed as a corporation in Delaware in 2017 and maintain our principal corporate offices at 1415 Louisiana Street, Suite 2900, Houston, Texas 77002. Our common stock is listed on the New York Stock Exchange and is traded under the symbol “QES.” Our telephone number is 832-518-4094 and our internet address is www.quintanaenergyservices.com. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC").
In addition to the reports filed or furnished with the SEC, we publicly disclose information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website (principally on our “Investors” page). References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Annual Report, including the matters addressed under “Cautionary Note Regarding Forward-Looking Statements” and the following risks before making an investment decision. If any of the following risks or uncertainties or any other risks or uncertainties of which we are currently unaware actually occur, or if any of our underlying assumptions prove to be incorrect, our business, financial condition and results of operations could be materially adversely effected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks Related to Our Business and Industry
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.
Our business is cyclical and directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 has caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending have curtailed drilling programs, which has resulted in a reduction in the demand for our services as compared to activity levels in late 2014, as well as the prices we can charge. Although a recovery began in late 2016 and continued through 2017 and early 2018, the recovery has been marked by periods of volatility, and the outlook for 2020 remains unclear. If oil and natural gas prices decline below current levels for an extended period of time, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our business, financial condition and results of operations.
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

•	political, military, economic and environmental conditions in oil and natural gas producing countries;

•
actions by the members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC producers, including Russia, with respect to oil production levels and announcements of potential changes in such levels;

•	moratoriums on drilling activity resulting in a cessation of operation or a failure to expand operations;

•	global weather conditions and natural disasters;

•
worldwide political, military, economic and environmental conditions, including other events that impact global market demand (e.g. the reduced oil and natural gas demand following the recent coronavirus outbreaks);

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the discovery rates of new oil and natural gas reserves;

•
stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the potential acceleration of development of alternative fuels;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and natural gas producers and drilling contractors;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas E&P companies to raise equity capital and debt financing;

•	any prolonged reduction in the overall level of oil and natural gas E&P activities, whether resulting from changes in oil and natural gas prices or otherwise;

•	our utilization, revenues, cash flows and profitability;

•	our ability to maintain or increase borrowing capacity;

•	our ability to obtain additional capital to finance our business and the cost of that capital; and

•	our ability to attract and retain skilled personnel.
The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease or become increasingly volatile) affects the spending patterns of our customers and may result in the drilling of fewer new wells. This, in turn, could lead to lower demand for our services and may cause lower utilization of our assets. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, WTI has ranged from a low of $26.21 per Bbl in February 2016 to a high of $107.26 per Bbl in June 2014. Commodity prices continued to be volatile in 2019, ranging from a high of $66.24 per Bbl to as low as $46.31 per Bbl for oil on the WTI spot price and a high of $4.25 per MMBtu to as low as $1.75 per MMBtu on the Henry Hub spot price for natural gas in 2019. As of March 2, 2020, WTI closed at $46.75 per Bbl, and WTI prices have continued to be volatile during the first quarter of 2020, ranging from $63.27 per Bbl to $44.76 per Bbl. The lower 48 U.S. land rig count decreased, 17 rigs, or 2.2%, to 758 rigs since December 31, 2019 further extending a trend of declining rig count from its high point of 1052 rigs in early 2019. This reduction in activity resulted in part from our North American customers' increased focus on capital discipline. Our customers continue to be under significant investor pressure to establish conservative capital budgets focused on living within cash flow and delivering returns to investors, which will likely result in a decline in demand for our services in 2020. If the prices of oil and natural gas continue to be volatile, or decline further, our business, financial condition and results of operations may be materially and adversely affected.

We have operated at a loss in the past, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses. For example, in 2016 we had a net loss of $154.7 million, in 2017 we had a net loss of $21.2 million, in 2018 we had a net loss of $18.2 million and in 2019 we had a net loss of $75.4 million. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.
We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.
Our future results may be impacted by the uncertainty caused by an economic downturn, public health crises, geopolitical issues, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. Also, global or national health concerns, including the outbreak of pandemic or contagious disease such as the recent coronavirus outbreak, can negatively impact the global economy and demand for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.
Restrictions in our ABL Facility could limit our growth and our ability to engage in certain activities.
Concurrently with the closing of our IPO, we entered into a new asset-based revolving credit facility, which we refer to as our “ABL Facility.” As of December 31, 2019, we had $21.0 million of outstanding borrowings under our ABL Facility, and $52.4 million was available for future borrowing. The operating and financial restrictions and covenants in our ABL Facility and any future financing agreements may restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities. For example, our ABL Facility restricts or limits our ability to:

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
Furthermore, our ABL Facility contains a minimum fixed charge coverage ratio financial covenant tested from time to time. Our ability to comply with the covenants and restrictions contained in our ABL Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with such covenants and restrictions may be impaired. Any violation of the restrictions, covenants, ratios or tests in our ABL Facility could result in an event of default, which may cause indebtedness under our ABL Facility to become immediately due and payable, and our lender's commitment to provide further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Facility or any new indebtedness could have similar or more restrictive covenants and conditions. For more information about our ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our ABL Facility.”
Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of gases, NORM, hydraulic fracturing fluids or wastewater into the environment. These conditions can cause:

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
We have established relationships with a limited number of suppliers of our raw materials (such as sand, proppant and chemical additives). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in our ability to provide our services could have a material adverse effect on our ability to compete, business, financial condition and results of operations. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.
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
In most states, our operations and the operations of our oil and natural gas E&P customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or otherwise delay required approvals. Therefore, our E&P customers’ operations in certain areas of the United States may be canceled or interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations.
Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
Our oil and natural gas E&P customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas E&P operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells that are used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or may have been, the likely cause of induced seismicity. In 2016, the United States Geological Survey identified six states with more significant rates of induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the use of such wells. For example, Oklahoma issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Texas adopted similar rules. Also, in late 2016, the OCC’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years, including during 2018, the OCC’s Oil and Gas Conservation Division has issued orders limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, financial condition and results of operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental executive orders or reviews of such activities may serve to limit or prohibit certain future oil and natural gas E&P activities and could have a material adverse effect on our business, financial condition and results of operations.
We perform hydraulic fracturing services for our oil and natural gas E&P customers. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into the formation to fracture the surrounding rock and stimulate production.
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has asserted federal regulatory authority and performed investigations over aspects of the process. For example, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The BLM also published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and Native American lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells and presidential candidate Senator Bernie Sanders (D-VT) introduced a bill in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025. In the event that new federal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where we or our E&P customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions, delays or cancellations in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.
Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Additionally, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas E&P operations, including hydraulic fracturing activities, within their jurisdiction. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Also, non-governmental organizations may seek to restrict hydraulic fracturing; notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation, regulation or ballot initiatives could also lead to operational restrictions, delays or cancellations for our customers or increased operating costs in the exploration for and production of oil and natural gas, including from the developing shale plays, or could make it more difficult for us and our customers to perform hydraulic fracturing. If new federal, state or local laws, regulations, presidential executive orders or ballot initiatives that significantly restrict or ban some or all hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and prohibit or make more difficult or costly the performance of hydraulic fracturing. Any such legal requirements limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas E&P activities and, therefore, adversely affect demand for our services as well as our business. Any one or more of such developments could have a material adverse effect on our business, financial condition and results of operations.
Changes in transportation regulations may increase our costs and negatively impact our business, financial condition and results of operations.
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, onboard ELD requirements and limits on vehicle emissions, weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
Over time, laws and regulations protecting the environment generally have become more stringent and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. For example, in 2015, the EPA lowered NAAQs, for ground-level ozone from 70 to 75 parts per billion for both the eight-hour primary and secondary standards. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQs for ground-level ozone. New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement, could restrict, delay or cancel exploratory or developmental drilling for oil and natural gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance
The occurrence of explosive incidents could disrupt our or our customers' operations and could adversely affect our business, financial condition and results of operations.
The wireline service operations we provide to our oil and natural gas E&P customers involve the storage and handling of explosive materials. Despite our use of specialized facilities to store explosive materials and intensive employee training programs, the handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or our E&P customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our E&P customers and third parties could also occur. Any explosive incident could expose us to adverse publicity or liability for damages or cause production restrictions, delays or cancellations, any of which developments could have a material adverse effect on our ability to compete, business, financial condition and results of operations.
Silica-related legislation, health issues and litigation could have a material adverse effect on our business, financial condition, results of operation and reputation.
We are subject to laws and regulations relating to human exposure to crystalline silica. For example, in 2016, OSHA published a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessments, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recording. Compliance with most aspects of the 2016 rule relating to hydraulic fracturing was required by June 2018, and the 2016 rule further requires compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. Federal regulatory authorities, including OSHA and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our financial condition and results of operations by requiring us to modify or cease our operations.
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
We are exposed to potential liabilities arising from our business operations and, if realized, such liabilities are likely to affect our business, financial condition, results of operations and reputation.
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
Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas E&P customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs of third-party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, financial condition and results of operations.
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our E&P customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws, including the Clean Water Act, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. In 2015, the EPA and the Corps under the Obama Administration published a final rule outlining their position on the federal jurisdictional reach over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining the Clean Water Act’s jurisdiction over waters of the United States, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our oil and natural gas E&P customers conduct operations, we or our customers could incur increased costs and our customers could incur delays or cancellations in permitting or projects, which could reduce demand for our services. Also, the EPA has published final regulations prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly-owned wastewater treatment plants. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of the flowback and produced water on economic terms may increase our customers’ operating costs and cause restrictions, delays, interruptions or termination of our E&P customers’ operations, the extent of which cannot be predicted.
Any future indebtedness could restrict our operations and adversely affect our financial condition.
As of December 31, 2019, we had $21.0 million of outstanding borrowings under our ABL Facility, and $52.4 million was available for future borrowing. We may incur additional indebtedness to fund capital expenditures and for working capital needs. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our indebtedness may affect our operations in several ways, including the following:

•	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

•
the covenants contained in the agreements that we are currently a party to and the agreements we could enter into in the future govern our indebtedness and thus limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

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

Increases in interest rates could adversely impact the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes.
We rely on a few key employees whose absence or loss could adversely affect our business.
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer, Chief Accounting Officer, Divisional Presidents, and certain of our Vice Presidents, could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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
As a component of our business strategy, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve a number of risks, including:

•	unanticipated costs and assumption of liabilities, as well as exposure to unforeseen liabilities of acquired businesses, including environmental liabilities;

•	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business, in order to comply with public reporting requirements;

•	potential losses of key employees and customers of the acquired business;

•	inability to commercially develop acquired technologies;

•	risks of entering markets in which we have limited prior experience; and

•	increases in our expenses and working capital requirements.
In addition, we may not have sufficient capital resources to complete additional acquisitions. We may incur substantial indebtedness to finance future acquisitions and also may issue equity or debt securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.
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
Part of our business strategy includes pursuing acquisitions that we believe will be accretive to our business. If we consummate an acquisition, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including, but not limited to:

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
Any of the foregoing obstacles, or a combination of them, could decrease gross profit margins or increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our financial condition and results of operations.

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
A key element of our business strategy involves the expansion of our services, geographic presence and customer base. These aspects of our business strategy are subject to numerous uncertainties, including:

•	our ability to retain or hire experienced crews and other personnel;

•	the amount of customer demand for the services we intend to provide;

•	our ability to secure necessary equipment, raw materials or technology to successfully execute our expansion objective;

•	any shortages of water used in our hydraulic fracturing operations;

•
any unanticipated delays that could limit or defer the provision of services by us and jeopardize our relationships with existing customers and adversely affect our ability to obtain new customers for such services; and

•	the level of competition from new and existing service providers.
Encountering any of these or any unforeseen problems in implementing our planned expansion could have a material adverse impact on our ability to compete, business, financial condition and results of operations, and could prevent us from achieving the increases in revenues and profitability that we hope to realize.
Fuel conservation measures could reduce demand for oil and natural gas which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. Any such reduction in demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.
Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules, regulations and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third-party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to bolster our staffing needs.
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur, and reduce demand for our services.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, reputational and financial risks associated with the exploration for, as well as the production and processing of, fossil fuels and emission of GHGs.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement Clean Air Act emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted, or are considering adopting, legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement” is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020.While the United States under the Trump Administration has announced its withdrawal from such agreement, effective November 4, 2020, multiple candidates seeking the office of the President of the United States in 2020 have pledged to re-enter the Paris Agreement of elected.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Presidential candidates, if elected, may also pursue more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities. Climate change related litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels. Such litigation alleges that these companies are therefore responsible for roadway and infrastructure damages caused by the effects of climate change. Additionally, some litigation alleges that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy re could result in the restriction, delay, or cancellation of drilling programs or development of production activities.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services. Additionally, political, litigation, and financial risks may result in our oil and natural gas E&P customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Finally, increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climate events that could have an adverse effect on our operations and the operations of our E&P customers.
The ESA and MBTA laws and other restrictions intended to protect certain species of wildlife govern our and our customers’ operations and additional restrictions may be imposed in the future, which could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.
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
For example, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and natural gas E&P customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited, or we or our oil and natural gas E&P customers may be forced to incur material additional costs in order to conduct operations and construct facilities. Moreover, our customer’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species.
Moreover, the FWS may make determinations on the listing of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in more fulsome protections for non-protected or lesser-protected species. For example, in 2015, the FWS decided to list the northern long-eared bat, whose range covers more than two-thirds of the states in the eastern and north-central regions of the U.S., as threatened rather than the more protective designation, endangered. However, a federal court decision issued in January 2020 found that the FWS failed to conduct a sufficient analysis that could have resulted in the bat being declared as endangered and the court remanded the listing decision to the FWS for a new determination on the species’ status. The designation of previously unidentified endangered or threatened species or the re-designation of under protected species could indirectly cause us to incur additional costs, cause our or our E&P customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.
Technology advancements in drilling and well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition and results of operations.
The hydraulic fracturing and completions tool industry is characterized by rapid and significant technological advancements and introductions of new services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our oil and natural gas E&P customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.
Seasonal weather conditions, natural disasters and public health crises could severely disrupt normal operations and harm our business.
Our operations are located in different regions of the United States. Some of these areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our or our customers’ ability to source sufficient water or may increase the cost for such water. As a result, a natural disaster or any inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, such as the coronavirus, or other similar catastrophic event outside of our control, our business and operating results could suffer. At this point, the extent to which such event may impact our results is uncertain.
Certain of our service lines may be concentrated in particular geographic regions, which could exacerbate any negative performance of those service lines to the extent those service lines perform poorly.
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
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our ability to provide our services and thus our sales and profitability.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures, or to investigate and remediate any vulnerability to cyber incidents. Our systems and insurance coverage for cyber incidents, including deliberate attacks, may not be sufficient to cover all of the losses we may experience as a result of such cyberattacks.
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
Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim, would be inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.
If we were to discover that our technologies infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our technologies in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our technologies successfully. If our inability to obtain required licenses for certain technologies or products prevents us from using the infringed technologies or products, our business, financial condition and results of operations could be materially adversely impacted.
A terrorist attack, armed conflict or vandalism could harm our business.
The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies, could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks or vandalism, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in the section “Certain Relationships and Related Transactions, and Director Independence.” Related-party transactions create the possibility of conflicts of interest with regard to our management, including that:

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

Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our Board of Directors (the "Board of Directors" or "Board") regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
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
We evaluate our long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and other intangible assets. We incurred impairment charges of $41.6 million for the year ended December 31, 2019 related to our wireline and pressure pumping services, and could incur further impairments in the future.
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
As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of Sarbanes-Oxley, related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and significantly increases our costs and expenses. We are required to:

•	institute a more comprehensive compliance function;

•	comply with rules promulgated by the NYSE;

•	continue to prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;

•	establish internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.
Specifically, Sarbanes-Oxley requires that we maintain effective disclosure controls, procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with Sarbanes-Oxley, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.
Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. This assessment includes the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we continue to dedicate internal resources and utilize outside consultants in order to continue to execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We cannot assure you that there will not be material weaknesses or significant deficiencies in our disclosure controls or our internal controls over financial reporting in the future. For so long as we remain as an emerging growth company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.
In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.
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

Robertson” and, together with Quintana, Archer, Geveran, and Robertson QES, the “Principal Stockholders”), own, on a combined basis, approximately 75.7% of our voting stock as of March 1, 2020. As a result, on a combined basis, the Principal Stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of the Principal Stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
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
Our governing documents provide that we renounce any interest and expectancy in any business opportunity that may be from time to time presented to Quintana or Archer or their respective affiliates, and that Quintana and Archer and their respective affiliates (including their portfolio investments) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

•	permits Quintana and Archer, and their respective affiliates, to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

•
provides that if Quintana or Archer or their respective affiliates, or any employee, partner, member, manager, officer or director of Quintana or Archer, or their respective affiliates, who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

Quintana or Archer, or their respective affiliates, may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, Quintana and Archer, and their respective affiliates, may dispose of oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to Quintana and Archer, and their respective affiliates, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.
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

•	after we cease to be a controlled company, our certificate of incorporation and bylaws may be amended by the affirmative vote of the holders of not less than 66% of our then outstanding common stock;

•
after we cease to be a controlled company, permitting special meetings of our stockholders to be called only by our Board pursuant to a resolution adopted by the affirmative vote of a majority of the members of the board of directors serving at the time of such vote (prior to such time, a special meeting may also be called at the request of stockholders holding a majority of the then outstanding shares entitled to vote);

•
providing that, after we cease to be a controlled company, the affirmative vote of the holders of not less than 66% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, is required to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;

•	prohibiting cumulative voting by our stockholders on all matters;

•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;

•	granting our Board the ability to authorize undesignated preferred stock;

•	providing the Board the sole power to change, by a resolution of the Board, the authorized number of directors constituting our Board; and

•	expressly authorizing our Board to adopt, alter or repeal our bylaws.
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
We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Additionally, our ABL Facility places certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us may be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price at which you purchased your shares of common stock.
Future sales of our common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of common stock in subsequent public offerings or may issue additional shares of common stock or convertible securities. We have 33,809,640 shares of our common stock outstanding as of February 28, 2020.
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
We are classified as an emerging growth company under the Tax Cuts and Jobs Act of 2017 (the "JOBS Act"). For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.07 billion of non-convertible debt over a three-year period.
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

Item 1.B	Unresolved Staff Comments
None

Item 2.	Properties
We currently lease our corporate headquarters, which is located at 1415 Louisiana Street, Suite 2900, Houston, Texas 77002. We currently own or lease the following additional material facilities:

	Leased or Owned	Expiration of Lease
Directional Drilling
Midland, TX	Leased	6/30/2022
Midland, TX	Leased	12/31/2021
Oklahoma City, OK	Leased	6/30/2026
Willis, TX	Owned	N/A
Willis, TX	Leased	Month-to-Month
Mills, WY	Leased	10/31/2026
Morgantown, WV	Leased	Month-to-Month
Pressure Pumping
Gillette, WY	Leased	11/30/2021
Ponca City, OK	Owned - Held for Sale	N/A
Union City, OK	Owned	N/A
Chanute, KS	Owned	N/A
Pressure Control
Williston, ND	Owned	N/A
Greeley, CO	Owned	N/A
Odessa, TX	Leased	03/31/2021
Victoria, TX	Owned	N/A
Longview, TX	Owned	N/A
Arnett, OK	Owned	N/A
Elk City, OK	Leased	04/30/2027
Oklahoma City, OK	Leased	12/12/2026
Wireline
Guthrie, OK	Owned - Held for Sale	N/A
Levelland, TX	Owned	N/A
Odessa, TX	Leased	03/31/2021
Cresson, TX	Owned	N/A
Fort Worth, TX	Leased	12/31/2020
We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings
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
As of February 28, 2020, we had approximately 33,809,640 shares of common stock outstanding and 33 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
Dividend Policy
We do not anticipate declaring or paying cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our Board of Directors may deem relevant. In addition, our ABL Facility places restrictions on our ability to pay cash dividends to holders of our common stock. For more information on our ABL Facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-ABL Facility” below.
Recent Sales of Unregistered Securities
The Company has had no unregistered sales of equity securities not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, repurchases can be made from time to time in the open market or privately negotiated transactions based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company's discretion. As of December 31, 2019, the Company had purchased 867,281 shares for an aggregate of $2.6 million over the life of this program.
The following table includes repurchases made under these programs during the fourth quarter of 2019.

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October	69,163	$1.81	69,163	$3,728
November	52,163	$2.11	52,163	$3,618
December	76,556	$2.88	76,556	$3,398
Total	197,882		197,882
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
For the years ended December 31, 2019 and 2018, approximately 197,319 and 134,552 shares, respectively were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

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
Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 115 measurement while drilling ("MWD") kits. Our pressure pumping services include hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 253,150 hydraulic horsepower (“HHP”) as of December 31, 2019. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our pressure control services include various forms of well control, completions and workover applications through our 24 coiled tubing units 10 of which are 2.375 inch or larger ("Large Diameter"), 36 rig-assisted snubbing units and ancillary equipment. As of December 31, 2019, our wireline services included 33 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
The Company was incorporated as a corporation in Delaware on April 13, 2017. This Annual Report includes results for the first quarter of 2018 for our accounting Predecessor, Quintana Energy Services LP (“QES LP” or our “Predecessor”), which was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”), we became the holding company for QES LP and its subsidiaries.
How We Generate Revenue and the Costs of Conducting Our Business
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequential impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
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

During the fourth quarter of 2018, WTI prices began a downward trend falling approximately 38.6% to $45.15 per Bbl on December 28, 2018. Shortly following the drop in WTI prices, the Baker Hughes land rig count fell by 7.1% for the first quarter of 2019. For the year ended 2019 rig counts dropped a total of 277 rigs from 1052 rigs to 775 rigs, or a 26.3% decrease, compared to the prior year ended December 31, 2018. As of March 2, 2020, WTI closed at $46.75 per Bbl and the lower 48 U.S. land rig count decreased, 17 rigs, or 2.2%, to 758 rigs since December 31, 2019 further extending a trend of declining rig count from a high point of 1052 rigs in early 2019.

Crude oil prices increased 13.0% sequentially during the fourth quarter of 2019. WTI increased $15.99, or 35.4%, to $61.14 per Bbl on December 31, 2019, compared to the closing price on December 28, 2018 of $45.15 per Bbl. The rise in crude oil prices had a moderately positive impact on our fourth quarter 2019 consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. Prices have continued to be volatile during the first quarter of 2020, ranging from $63.27 per Bbl to $44.76 per Bbl. If the current pricing environment for crude oil does not continue to improve, or returns to the pricing trends seen during the end of 2018, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our services, which would adversely affect our future results of operations, cash flows and financial position.

The volatility in crude oil prices during 2019 had an overall negative impact on our consolidated results of operations for 2019, particularly those tied to activity in the U.S. shale play regions. We experienced decreases in demand for our pressure pumping and wireline services in particular. Due to the decrease in pressure pumping demand, we deactivated three of our pressure pumping hydraulic fracturing fleets during 2019, one in January 2019, one in March 2019 and another fleet in November 2019. As of March 1, 2020, we have redeployed the second fleet in response to customer demand.

These decreases in demand for pressure pumping and wireline services were partially offset by increases in demand for our directional drilling services compared to the same period of 2018. From the fourth quarter of 2018 through the fourth quarter of 2019, our Directional Drilling business segment increased the monthly average number of days we provided services to rigs and earned revenues during the period, including days that standby revenues were earned (“rig days”) by 13.9%, while improving our day rates by 16.0% compared to the comparable period in the previous year.
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
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of December 31, 2019, 85.7% of our directional drilling activity was tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our Directional Drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. With increasing use of pad drilling and reactivation of rigs during 2018 and subsequent decline in drilling activity in 2019, we have decreased the number of “follow me rigs” from approximately 82 as of December 31, 2018 to 56 as of December 31, 2019.
Our Directional Drilling segment accounted for approximately 47.1%, 31.9% and 33.2% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Pressure Pumping: Our Pressure Pumping segment provides hydraulic fracturing services including hydraulic fracturing stimulation, cementing and acidizing services. The majority of the revenues generated in this segment are derived from hydraulic fracturing services in the Permian Basin, Mid-Continent and Rocky Mountain regions. During the fourth quarter of 2019, 85.9% of Pressure Pumping revenues were generated by 1.3 active hydraulic fracturing fleets, consistent with the same period in 2018. For the years ended December 31, 2019, 2018 and 2017, 91.6%, 93.5% and 92.2% of Pressure Pumping revenues were generated by an annual average of 2.1 hydraulic fracturing fleets, 3.5 hydraulic fracturing fleets and 2.3 hydraulic fracturing fleets, respectively.
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
During the third quarter of 2019, the Company sold its legacy conventional pressure pumping operations in Kansas and Bartlesville, Oklahoma to Hurricane Services Inc., a privately-held oilfield service company based in Wichita, Kansas, for gross cash consideration of $4.4 million. The sale allowed us to streamline the needs of our unconventional pressure pumping and cementing customers.

During the third quarter of 2019, Pressure Pumping recognized a non-cash impairment loss and restructuring charges of $34.2 million and $1.8 million respectively. For more information on our impairment and restructuring activity, please see “Note 2 - Impairments and Other Charges.”
Our Pressure Pumping segment accounted for approximately 18.6%, 35.4% and 35.0% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our Pressure Control segment accounted for approximately 22.0%, 20.3% and 20.5% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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
During the third quarter of 2019, our Wireline segment recognized a non-cash impairment loss and restructuring charges of $2.0 million and $1.8 million, respectively. For more information on our impairment and restructuring activity, please see “Note 2 - Impairments and Other Charges.”
Our Wireline segment accounted for approximately 12.3%, 12.4% and 11.4% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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

•
Our IPO served as a vesting event under the phantom unit awards granted under our Predecessor's 2015 and 2017 LTIP Plans. As a result, certain of our Predecessor's phantom unit awards fully vested and were settled in connection with the IPO and additional phantom unit awards will fully vest and be settled according to their vesting schedules. We recognized $17.9 million of stock-based compensation expense for the year ended December 31, 2018. Stock-based compensation expense of approximately $10.0 million associated with these phantom unit awards was recognized for the year ended December 31, 2018. See "Note 1 - Organization and Nature of Operations and Basis of Presentation" for additional details on our IPO and related phantom unit awards.

•
As we continue to implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative (“G&A”), expenses relative to historical periods.

•
During the third quarter of 2019 the Company sold one of its legacy conventional pressure pumping operations in Kansas and Bartlesville, Oklahoma to Hurricane Services Inc., a privately-held oilfield service company based in Wichita, Kansas, for gross cash consideration of $4.4 million. The sale allowed us to streamline the needs of our unconventional pressure pumping and cementing customers.

Recent Trends and Outlook
Demand for our services is predominantly influenced by the level of drilling and completion activity by E&P companies (“operators”), which is driven largely by the current and anticipated profitability associated with developing oil and natural gas reserves.

Market volatility remains present. WTI prices dropped significantly at the end of 2018 to end the year at $45.15. During 2019 WTI prices remained volatile to end 2019 at $61.14. Despite WTI’s gains during 2019, investor sentiment contributed to the moderation of 2020 budgets for operators as they appear to shift strategies from production growth to operating within cash flow and generating returns. Prices have continued to be volatile during the first quarter of 2020, ranging from $63.27 per Bbl to $44.76 per Bbl. As of March 2, 2020, WTI closed at $46.75 per Bbl and the lower 48 U.S. land rig count decreased, 17 rigs, or 2.2%, to 758 rigs since December 31, 2019 further extending a trend of declining rig count from a high point of 1052 rigs in early 2019.
While these developments may have caused near-term budget constraints for our customers, we believe this is a positive sign for the long-term prospects of our industry. If widely implemented, this strategic shift may moderate volatility in demand for our services, which over time could drive improvement for our results of operations and financial condition.
We believe the mix of moderated 2019 budgets, a shifting strategy for operators to remain within cash flow, and the takeaway constraints in the Permian Basin reduced overall drilling and completions activity levels during 2019. We have seen the slowdown impact adjacent basins as hydraulic fracturing fleets migrated from the Permian Basin placing pressure on Mid-Continent region pricing. We believe, however, that there are several catalysts that could increase demand for our services from their current levels, including a constructive commodity price environment, improvements to takeaway capacity constraints in the Permian Basin and a material inventory of drilled but uncompleted wells. In early 2019, we started providing hydraulic fracturing services in the Permian Basin and currently provide services in the Permian Basin, the Mid-Continent Basin and the Rockies.
We continue to operate in a challenging market and heightened competition, rig declines, large-scale consolidation among our customers, increased volatility and customer budget exhaustion has put pressure on our businesses. In light of these challenging conditions, the Company remains focused on (i) maintaining market share via our best in class service offering and superior execution in the field, (ii) maximizing profitable activity, including high-grading customers in an effort to increase utilization and efficiencies and improve margins as well as optimizing our cost structure, and (iii) continuing our capital spending prudence and maintaining a conservative balance sheet. We reduced our net debt balance by 60.9%, or $9.8 million, to $6.3 million as of December 31, 2019 from $16.1 million in the comparable period in the prior year.

Additionally, we remain disciplined in evaluating potential growth opportunities, and will continue to focus on rationalizing unutilized assets and high grading our fleet to create value for shareholders. In the third quarter of 2019, we sold five of our legacy pressure pumping locations for $4.4 million allowing us to streamline our operations and focus on the needs of our unconventional pressure pumping and cementing customers as well as further optimize our cost structure. This means continued optimization of our cost structure, while also maintaining an asset base and geographic presence that will enable us to fully participate in the eventual market upturn.
Beyond cost reductions, we have also actively pursued opportunities in adjacent geographic markets in an effort to attain better pricing, utilization and margins.
From a consolidated perspective, we expect customer activity to stabilize and recover leading into the first quarter of 2020. We will continue to focus on asset rationalization and evaluation of our cost structure, and maintaining a strong balance sheet and considerable liquidity should weak conditions persist for an extended period of time.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following tables provide selected operating data for the periods indicated. (in thousands except Other Operational Data).

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Revenues:	$484,283	$604,354	$438,033
Costs and expenses:
Direct operating costs	411,724	503,026	361,465
General and administrative	55,137	62,756	44,000
Depreciation and amortization	49,519	46,683	45,687
Gain on disposition of assets	(1,914)	(2,375)	(2,639)
Impairment and other charges	41,559	—	—
Operating loss	(71,742)	(5,736)	(10,480)
Non-operating loss expense:
Interest expense	(3,213)	(11,825)	(11,251)
Other (expense) income	(37)	—	666
Loss before income tax	(74,992)	(17,561)	(21,065)
Income tax expense	(444)	(621)	(91)
Net loss	$(75,436)	$(18,182)	$(21,156)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Segment Adjusted EBITDA:
Directional Drilling	$34,093	$23,694	$17,498
Pressure Pumping	(5,053)	28,700	27,784
Pressure Control	10,958	18,389	6,539
Wireline	(1,085)	1,362	(1,794)
Adjusted EBITDA (1)	$27,335	$60,232	$41,226
Other Operational Data:
Directional drilling rig days (2)	19,335	18,252	14,407
Average monthly directional rigs on revenue (3)	69	69	58
Total hydraulic fracturing stages	2,598	4,181	2,993
Average hydraulic fracturing revenue per stage	$31,865	$47,874	$47,189

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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the year ended December 31, 2019, 2018 and 2017 (in thousands of U.S. dollars):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(75,436)	$(18,182)	$(21,156)
Income tax benefit	444	621	91
Interest expense	3,213	11,825	11,251
Other expense (income)	37	—	(666)
Depreciation and amortization	49,519	46,683	45,687
Gain on disposition of assets	(1,914)	(2,375)	(2,639)
Impairment and other charges (Note 2)	41,559	—	—
Non-cash stock based compensation	8,635	17,898	—
Rebranding expense (1)	16	322	9
Settlement expense (2)	1,056	825	3,680
Severance expense	206	235	243
Equipment and stand-up expense (3)	—	2,380	3,749
Transaction expense (4)	—	—	977
Adjusted EBITDA	$27,335	$60,232	$41,226

(1)	Relates to expenses incurred in connection with rebranding our segments.

(2)
For the year ended December 31, 2019, represents certain nonrecurring corporate professional fees related to contemplated mergers and acquisitions activities, legal fees for Fair Labor Standards Act ("FLSA") claims and other non-recurring settlement expenses, of which approximately $1.1 million in general and administrative expenses. For 2018, represents legal fees for FLSA claims, facility closures and other non-recurring expenses that were recorded in general and administrative expenses. For 2017 relates to the non-recurring settlement of lease termination costs associated with the 2016 market downturn and a sales tax audit accrual and retention payments associated with the acquisition of the U.S. pressure pumping, directional drilling. wireline and pressure control businesses of Archer, of which $0.5 million was recorded in direct operating expenses and $3.1 million was recorded in general and administrative expenses, respectively.

(3)
Relates to equipment stand-up costs incurred in connection with the mobilization and redeployment of assets. For the year ended December 31, 2018, approximately $2.2 million was recorded in direct operating expenses and approximately $0.2 million was recorded in general and administrative expenses for the deployment of our fourth hydraulic fracturing fleet and upgrades of coiled tubing units to large diameter specification. For the year ended December 31, 2017, this primarily represents costs related to the deployment of our third hydraulic fracturing fleet, of which $2.2 million was recorded in direct operating expenses and $0.2 million was recorded in general and administrative expenses.

(4)
For the year ended December 31, 2017, represents professional fees related to investment banking, accounting and legal services associated with entering into the Former Term Loan (as defined in Item 7 - Liquidity and Capital Resources), of which $1.0 million was recorded in general and administrative expenses.

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Year Ended
	December 31, 2019	December 31, 2018
Revenue:
Directional Drilling	$227,949	$192,491
Pressure Pumping	90,185	214,154
Pressure Control	106,594	122,620
Wireline	59,555	75,089
Total revenue	$484,283	$604,354
Revenue for the year ended December 31, 2019 decreased by $120.1 million, or 19.9%, to $484.3 from $604.4 for the year ended December 31, 2019. The change in revenue by segment was as follows:
Directional Drilling revenue increased by $35.4 million, or 18.4%, to $227.9 million for the year ended December 31, 2019, from $192.5 million for the year ended December 31, 2018. This increase was primarily attributable to a 5.2% increase in utilization, a 5.9% increase in rig days and an increase in revenue per day relative to the same period in 2018. Approximately 96.9% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the year ended December 31, 2019 compared to 95.9% for the year ended December 31, 2018. The change in utilization and pricing accounted for 28.9% and 71.1% of the Directional Drilling revenue increase, respectively.
Pressure Pumping revenue decreased by $124.0 million, or 57.9%, to $90.2 million for the year ended December 31, 2019, from $214.2 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing services in our areas of operation, which led to our stacking of three hydraulic fracturing fleets that occurred in January 2019, late March 2019 and October 2019 as opposed to our four hydraulic fracturing fleets that were in service during the year ended December 31, 2018. This drove a corresponding 37.9% decrease in stages to 2,598 for the year ended December 31, 2019. Additionally, we experienced a 33.4% decrease in average revenue per stage to $31,865 for the year ended December 31, 2019, from $47,874 for the year ended December 31, 2018, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 91.6% of our Pressure Pumping segment revenue was derived from hydraulic fracturing services for the year ended December 31, 2019, compared to 93.5% for the year ended December 31, 2018.
Pressure Control revenue decreased by $16.0 million, or 13.1%, to $106.6 million for the year ended December 31, 2019, from $122.6 million for the year ended December 31, 2018. This decrease was primarily attributable to pricing in the market, which drove a 2.4% decrease in weighted average revenue per day to $21,357 for the year ended December 31, 2019. This was partially offset by increased well control activities, more actively deployed Large Diameter coiled tubing units compared to the same period in 2018 and increased weighted average utilization during the year ended December 31, 2019.
Wireline revenue decreased by $15.5 million, or 20.6%, to $59.6 million for the year ended December 31, 2019, compared to $75.1 million for the year ended December 31, 2018. Revenue days decreased by 38.2%, which was offset by a 29.7% increase in revenue per day for the year ended December 31, 2019. Approximately 83.0% of our Wireline segment revenue was derived from unconventional services for the year ended December 31, 2019, compared to 78.0% for the year ended December 31, 2018.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Year Ended
	December 31, 2019	December 31, 2018
Direct operating expenses:
Directional Drilling	$179,614	$152,968
Pressure Pumping	87,846	182,709
Pressure Control	87,400	96,731
Wireline	56,864	70,618
Total direct operating expenses	$411,724	$503,026
Direct operating expenses for the year ended December 31, 2019 decreased by $91.3 million, or 18.2%, to $411.7 million, from $503.0 million for the year ended December 31, 2018. The change in direct operating expense was attributable to our segments as follows:

Directional Drilling direct operating expenses increased by $26.6 million, or 17.4%, to $179.6 million for the year ended December 31, 2019, from $153.0 million for the year ended December 31, 2018. This increase was primarily attributable an 5.9% increase in rig days to 19,335 over the same period in 2018, which in turn resulted in increased direct operating expenses for personnel and equipment.
Pressure Pumping direct operating expenses decreased by $94.9 million, or 51.9%, to $87.8 million for the year ended December 31, 2019, from $182.7 million for the year ended December 31, 2018. This decrease was primarily attributable to decreased activity driven by a 37.9% decrease in hydraulic fracturing stages completed to 2,598 stages compared to 4,181 stages completed in the year ended December 31, 2018, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping deactivated three hydraulic fracturing fleets, one in January 2019, one in late March 2019 and October 2019, resulting in one active fleet at December 31, 2019 compared to four active fleets at December 31, 2018. This reduction in active fleets and related direct operating expenses for personnel and equipment further contributed to lower direct operating expenses for the year ended December 31, 2019.
Pressure Control direct operating expenses decreased by $9.3 million or 9.6%, to $87.4 million for the year ended December 31, 2019, from $96.7 million for the year ended December 31, 2018. The decrease in Pressure Control's direct operation expenses was primarily attributable to lower costs associated with personnel, equipment and consumables for the year ended December 31, 2019.
Wireline direct operating expenses decreased by $13.7 million, or 19.4%, to $56.9 million for the year ended December 31, 2019, from $70.6 million for the year ended December 31, 2018. This decrease was primarily due to a 38.2% decrease in revenue days and market driven headcount reductions.
General and administrative expenses ("G&A"). G&A represent the costs associated with managing and supporting our operations. These expenses decreased by $7.7 million, or 12.3%, to $55.1 million for the year ended December 31, 2019, from $62.8 million for the year ended December 31, 2018. The decrease in G&A expenses was primarily driven by a lower non-cash stock based compensation expense of $8.6 million, compared to $17.9 million as of the year ended December 31, 2018, partially offset by an increase in G&A expenses for bad debt of $1.3 million related to a single customer and the additional administrative expenses related to being a publicly traded company, outsourced professional services and other labor, restructuring expenses, severance and lease costs.
Depreciation and amortization. Depreciation and amortization increased by $2.8 million, or 6.0%, to $49.5 million for the year ended December 31, 2019, from $46.7 million for the year ended December 31, 2018. The increase in depreciation and amortization is primarily attributable to the additional equipment currently in service compared to year ended December 31, 2018.
Interest expense. Interest expense decreased by $8.6 million, or approximately 72.9%, to $3.2 million for the year ended December 31, 2019, compared to $11.8 million for the year ended December 31, 2018. The decrease in interest expense was primarily due to higher debt levels in the year ended December 31, 2018, compared to the current debt outstanding of $21.0 million as of December 31, 2019.
Adjusted EBITDA. Adjusted EBITDA for year ended December 31, 2019 decreased by $32.9 million, or 54.7% to $27.3 million from $60.2 million for the year ended December 31, 2018. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA increased by $10.4 million, or 43.9%, to $34.1 million in the year ended December 31, 2019, compared to $23.7 million in the year ended December 31, 2018. The increase was primarily attributable to an 18.4% increase in revenue driven by increased market activity, a 5.9% increase in rig days and a 13.3% decrease in G&A expense during the year ended December 31, 2019 compared to the comparable period last year, partially offset by an associated 17.4% increase in direct operating costs.
Pressure Pumping Adjusted EBITDA decreased by $33.8 million, or 117.8%, to a loss of $5.1 million during the year ended December 31, 2019, compared to $28.7 million during the year ended December 31, 2018. This decrease was primarily attributable to a 57.9% decrease in revenue driven by market conditions which resulted in decreased hydraulic fracturing activity. Associated with the market conditions, we stacked three fleets in January 2019, March 2019 and October 2019 which contributed to the 51.9% overall decrease in direct operating expenses.
Pressure Control Adjusted EBITDA decreased by $7.4 million, or 40.2% to $11.0 million in the year ended December 31, 2019, compared to $18.4 million in the year ended December 31, 2018. The decrease was primarily attributable to a decrease in revenue during the last three quarters of 2019 driven by market conditions, a 11.6% decrease in total revenue days for the year ended December 31, 2019, a 2.4% decrease in our weighted average revenue per day, and a 9.6% decrease in direct operating expenses.
Wireline Adjusted EBITDA decreased by $2.5 million, or 178.6% to a loss of $1.1 million in the year ended December 31, 2019, compared to $1.4 million in the year ended December 31, 2018. The decrease was primarily attributable to a $13.7 million decline in revenue and a 38.2% decrease in revenue days, partially offset by an 11.1% decrease in G&A expenses driven by personnel, consumables and overhead costs resulting from increased utilization and a 29.7% increase in dayrate.
Impairments and other charges: QES recorded the following charges, all of which are classified as Impairments and Other Charges in the Consolidated Statements of Operations (in thousands of U.S. dollars):

	Pressure Pumping	Wireline	Pressure Control	Corporate	Year Ended December 31, 2019
Property, plant and equipment	$26,350	$318	$—	$—	$26,668
Intangible assets	7,659	—	—	—	7,659
Operating lease right of use assets	169	1,719	—	—	1,888
Total impairment	34,178	2,037	—	—	36,215
Restructuring charges	1,600	1,576	162	2,006	5,344
Total impairment and restructuring	$35,778	$3,613	$162	$2,006	$41,559

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

QES also recorded $5.3 million in restructuring charges during the three months ended September 30, 2019. During the third quarter of 2019, the Company implemented a corporate restructuring program to align its cost structure with the current and anticipated market conditions for onshore oilfield service providers. As a result, QES recorded $2.2 million in severance related costs related to leadership and organizational structure changes primarily in its Corporate segment, $1.3 million write down of inventory at its Wireline segment due to changes in its business model, $1.6 million related to the early termination of a supply contract in its Pressure Pumping segment, and $0.2 million related to the abandonment of a facility lease at its Pressure Pumping segment. There were no additional impairment or restructuring charges incurred during the fourth quarter of 2019.

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
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of dollars):

	Year Ended
	December 31, 2018	December 31, 2017
Direct operating expenses:
Directional Drilling	$152,968	$116,043
Pressure Pumping	182,709	120,025
Pressure Control	96,731	75,913
Wireline	70,618	49,484
Total direct operating expenses	$503,026	$361,465
Direct operating expenses for the year ended December 31, 2018 increased by $141.5 million, or 39.1%, to $503.0 million, from $361.5 million for the year ended December 31, 2017. The increase in direct operating expense was attributable to our segments as follows:

Directional Drilling direct operating expenses increased by $37.0 million, or 31.9%, to $153.0 million for the year ended December 31, 2018, from $116.0 million for the year ended December 31, 2017. This increase was primarily attributable to a 26.7% increase in rig days over the same period, which in turn resulted in increased direct operating expenses for personnel, equipment, and repair and maintenance.
Pressure Pumping direct operating expenses increased by $62.7 million, or 52.3%, to $182.7 million for the year ended December 31, 2018, from $120.0 million for the year ended December 31, 2017. This increase was primarily attributable to increased activity driven by a 39.6% increase in stages pumped compared to the prior period, which resulted in direct operating expense increases in materials, equipment and personnel costs. Additionally, Pressure Pumping placed incremental hydraulic fracturing fleets in service in February 2017, October 2017 and June 2018 driving direct operating expenses higher.
Pressure Control direct operating expenses increased by $20.8 million, or 27.4%, to $96.7 million for the year ended December 31, 2018, from $75.9 million for the year ended December 31, 2017. This increase was primarily attributable to increased market activity, including a 3.5% increase in weighted average utilization, which resulted in increased direct operating expenses associated with personnel, equipment and materials.
Wireline direct operating expenses increased by $21.0 million, or 42.3%, to $70.6 million for the year ended December 31, 2018, from $49.6 million for the year ended December 31, 2017. This increase was primarily attributable to increased market activity, including a 24.8% increase in utilization which resulted in increased direct operating expenses associated with personnel, equipment and consumables.
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
Interest expense. Interest expense increased by $0.5 million, or approximately 4.4%, to $11.8 million for the year ended December 31, 2018, compared to $11.3 million for the year ended December 31, 2017. Upon closing of the IPO, the proceeds were used to pay off the Former Revolving Credit Facility and Former Term Loan, which resulted in the write-off of additional deferred financing costs of $1.9 million, discounts on the Former Term Loan of $5.3 million, a repayment premium of $1.3 million and interest on the ABL Facility. The increase was partially offset by lower borrowings on the ABL Facility during the year ended December 31, 2018.
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
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under the ABL Facility (as defined below) and cash flows from operations. At December 31, 2019, we had $14.7 million of cash and cash equivalents and $37.7 million availability on the ABL Facility, which resulted in a total liquidity position of $52.4 million.
Our directional drilling and pressure control activity improved or remained relatively flat while demand for our pressure pumping and wireline services decreased given the market headwinds and increased volatility. Our cash flow from operations for the year ended December 31, 2019 provided approximately $36.3 million in cash flows, and during the year ended 2019 we paid down our debt by $8.5 million. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available.
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
The following table sets forth our cash flows for the periods indicated (in thousands of U.S. dollars) presented below:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net cash provided (used in) by operating activities	$36,277	$39,939	$(11,540)
Net cash (used in) provided investing activities	(18,437)	(54,213)	14,510
Net cash (used in) provided by financing activities	(16,914)	19,327	(6,438)
Net change in cash	926	5,053	(3,468)
Cash balance end of period	$14,730	$13,804	$8,751
Net cash provided (used in) by operating activities
Net cash provided by operating activities was $36.3 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $39.9 million for the year ended December 31, 2018. The decrease in operating cash flows was primarily attributable to decreases in revenue and Adjusted EBITDA within our Pressure Pumping, Pressure Control and Wireline segments. This was offset by the slowdown in completions activity in the second half of 2019 which allowed for the unwind of a portion of the working capital position. Net cash used in operating activities was $11.5 million for the year ended December 31, 2017. The increase in operating cash flows during 2017 was primarily attributable to a decrease in net loss.
Net cash (used in) provided by investing activities
Net cash used in investing activities was $18.4 million for the year ended December 31, 2019, compared to net cash used in investing activities of $54.2 million for the year ended December 31, 2018. The cash flow used in investing activities for the year ended December 31, 2019 was used primarily for maintenance capital spending tied to our existing fleet and growth capital spending in Directional Drilling and Pressure Control. We purchased $35.2 million in equipment and received $16.8 million in exchange for selling assets for the year ended December 31, 2019, compared to $65.0 million of cash that was used to purchase equipment and the receipt of $10.7 million in exchange for selling assets during the year ended December 31, 2018. We used $21.2 million to purchase equipment and we received $35.8 million in exchange for selling assets for the year ended December 31, 2017.
Net cash (used in) provided by financing activities

Net cash used in financing activities was $16.9 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $19.3 million for the year ended December 31, 2018. During the year ended December 31, 2019, $2.0 million was paid for treasury shares in connection with our common stock repurchase program. During the year ended December 31, 2018, net cash provided by financing activities was primarily the result of net proceeds received from draws made on our ABL Facility and the closing of our IPO.
Net cash provided by (used in) financing activities was primarily the result of debt borrowings net of repayments under our Revolving Credit Facility and Term Loan. Net used in financing activities was $6.4 million for the year ended December 31, 2017.
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
ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The ABL Facility replaced the Former Revolving Credit Facility. The ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $21.0 million borrowings outstanding at December 31, 2019 was 4.5%. The outstanding balance is recorded as long-term debt under the ABL Facility. At December 31, 2019, we had $14.7 million of cash and equivalents and $37.7 million availability on the ABL Facility, which resulted in a total liquidity position of $52.4 million.
The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the ABL Facility at or above specified thresholds or by the existence of an event of default under the ABL Facility. The ABL Facility provides for certain baskets and carve-outs from its negative covenants allowing the Company to make certain restricted payments and investments; subject to maintaining availability under the ABL Facility at or above a specified threshold and the absence of a default thereunder.
The ABL Facility contains a minimum fixed charge coverage ratio of 1.0 to 1.0 that is triggered when availability under the ABL Facility falls below a specified threshold and is tested until availability exceeds a separate specified threshold for 30 consecutive days.
The ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company’s failure or the failure of any other credit party to comply with covenants (including the above-

referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any other credit party; and (iv) the occurrence of a default under any other material indebtedness that any credit party may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the ABL Facility, the lenders will be able to declare any outstanding principal balance of our ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the ABL Facility. As of December 31, 2019, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the year ended December 31, 2019, our capital expenditures, including advance deposit on equipment, were approximately $15.0 million, $5.2 million, $13.2 million and $1.9 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $35.2 million, primarily for maintenance capital spending tied to our existing fleet and growth capital spending in our Directional Drilling and Pressure Control segments.
For the year ended December 31, 2018, our capital expenditures, excluding acquisitions, were approximately $13.0 million, $29.2 million, $20.1 million and $2.6 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate net capital expenditures of approximately $65.0 million, primarily for the activation of our fourth hydraulic fracturing spread, conversion of two coiled tubing units during the second quarter of 2018 and capital expenditures on existing equipment.
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
We currently estimate that our capital expenditures for our existing equipment fleet, approved capacity additions and other projects during 2020 will range from $20.0 million to $30.0 million. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our ABL Facility.
We believe that our operating cash flow and available borrowings under our ABL Facility will be sufficient to fund our operations for the next twelve months. Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Significant additional capital expenditures will be required to conduct our operations and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and make expected distributions. Further, we do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or distributions and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our ABL Facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or to finance the capital expenditures necessary to conduct our operations.
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company's insider trading policy and at the Company’s discretion.  As of December 31, 2019, the Company had repurchased 867,281 shares for an aggregate of $2.6 million over the life of this program.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2019.
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
Allowance for Bad Debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation, and periodically involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. Our estimates of allowances for bad debts have historically been accurate. Over the last five years, our estimates of allowances for bad debts, as a percentage of accounts receivable before the allowance, have ranged from 0.9% to 5.8%. At December 31, 2019, our allowance for bad debts totaled $4.1 million, or 5.8% of accounts receivable before the allowance. At December 31, 2018, our allowance for bad debts totaled $1.8 million, or 1.8% of accounts receivable before the allowance. At December 31, 2017, allowance for bad debt totaled $0.8 million, or 0.9% of accounts receivable before the allowance.
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
During the third quarter of 2019, all intangible asset balances were impaired and the remaining unamortized intangible balances were expensed as of September 30, 2019, please see “Note 2 - Impairments and Other Charges.”
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
Legal and Environmental Matters
As of December 31, 2019, we assessed the legal action pending against the Company and have accrued an estimate of probable and estimated costs. Our legal department monitors and manages all claims filed and potential claims against us and reviews all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
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
On December 22, 2017, the President of the United States signed into law the JOBS Act. The JOBS Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate.
As of December 31, 2019 management believed that the above-mentioned JOBS Act will continue to have an immaterial impact. However, going forward, the Company will analyze the impact based on revised circumstances.
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
We recognized stock based compensation expense of $8.9 million and $17.9 million for the year ended December 31, 2019 and 2018, respectively. Approximately $10.0 million was recognized upon closing our IPO in the first quarter of 2018.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quintana Energy Services Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quintana Energy Services Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 5, 2020
We have served as the Company or its predecessors’ auditor since 2010, which includes periods before the Company became subject to SEC reporting requirements.

Quintana Energy Services Inc.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,730	$13,804
Accounts receivable, net of allowance of $4,057 and $1,841	66,309	101,620
Unbilled receivables	6,913	13,766
Inventories (Note 3)	21,601	23,464
Prepaid expenses and other current assets	8,410	7,481
Total current assets	117,963	160,135
Property, plant and equipment, net (Note 4)	110,375	153,878
Operating lease right-of-use asset (Note 8)	10,943	—
Intangible assets, net (Note 5)	—	9,019
Other assets	1,248	1,517
Total assets	$240,529	$324,549
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,478	$51,568
Accrued liabilities (Note 4)	29,521	37,533
Current lease liabilities (Note 8)	7,224	422
Total current liabilities	71,223	89,523
Long-term debt (Note 5)	21,000	29,500
Long-term operating lease liabilities (Note 8)	7,970	—
Long-term finance lease liabilities (Note 8)	7,961	3,451
Deferred tax liability, net	112	130
Other long-term liabilities	2	125
Total liabilities	108,268	122,729
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 34,558,877 issued; 33,333,547 outstanding	356	344
Additional paid-in-capital	357,996	349,080
Treasury shares, at cost, 1,225,330 and 232,892 common shares	(4,872)	(1,821)
Accumulated deficit	(221,219)	(145,783)
Total shareholders’ equity	132,261	201,820
Total liabilities and shareholders’ equity	$240,529	$324,549
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statements of Operations
(in thousands of U.S. dollars and shares, except per share amounts)

	Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Revenues:	$484,283	$604,354	$438,033
Costs and expenses:
Direct operating costs	411,724	503,026	361,465
General and administrative	55,137	62,756	44,000
Depreciation and amortization	49,519	46,683	45,687
Gain on disposition of assets	(1,914)	(2,375)	(2,639)
Impairment and other charges	41,559	—	—
Operating loss	(71,742)	(5,736)	(10,480)
Non-operating loss expense:
Interest expense	(3,213)	(11,825)	(11,251)
Other (expense) income	(37)	—	666
Loss before income tax	(74,992)	(17,561)	(21,065)
Income tax expense	(444)	(621)	(91)
Net loss	(75,436)	(18,182)	(21,156)
Net loss attributable to predecessor	—	(1,546)	(21,156)
Net loss attributable to Quintana Energy Services Inc.	$(75,436)	$(16,636)	$—
Net loss per common share:
Basic	$(2.24)	$(0.50)	$—
Diluted	$(2.24)	$(0.50)	$—
Weighted average common shares outstanding:
Basic	33,611	33,573	—
Diluted	33,611	33,573	—
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands of U.S dollars, units and shares)

	Common Unitholder Number of Units	Members' Equity	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	$417,441	$212,630	—	$—	$—	$—	$(106,506)	$106,124
Net loss	—	—	—	—	—	—	$(21,156)	$(21,156)
Balance at December 31, 2017	$417,441	$212,630	—	$—	$—	$—	$(127,662)	$84,968
Effect of Reorganization Transactions	(417,441)	(212,630)	23,598	238	246,023	—	—	33,631
Issuance of common stock sold in initial public offering, net of offering costs	—	—	9,632	96	90,446	—	—	90,542
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	(1,546)	(1,546)
Cost incurred for stock issuance	—	—	—	—	(5,277)	—	—	(5,277)
Equity-based compensation	—	—	544	10	17,888	—	—	17,898
Tax withholding on stock vesting	—	—	(137)	—	—	(1,284)	—	(1,284)
Opening deferred tax adjustment	—	—	—	—	—	—	61	61
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(16,636)	(16,636)
Stock buyback plan activity	—	—	(96)	—	—	(537)	—	(537)
Balance at December 31, 2018	$—	$—	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820
Equity-based compensation	—	—	774	12	8,916	—	—	8,928
Net loss	—	—	—	—	—	—	(75,436)	(75,436)
Tax withholding on stock vesting	—	—	(218)	—	—	(1,024)	—	(1,024)
Stock buyback plan activity	—	—	(764)	—	—	(2,027)	—	(2,027)
Balance at December 31, 2019	$—	$—	33,333	$356	$357,996	$(4,872)	$(221,219)	$132,261
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Energy Services Inc.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(75,436)	$(18,182)	$(21,156)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	49,519	46,683	45,687
Impairment expense	36,215	—
Gain on disposition of assets	(10,897)	(7,785)	(10,500)
Non-cash interest expense	351	1,032	5,960
Loss on debt extinguishment	—	8,594	—
Provision for doubtful accounts	2,423	1,103	289
Deferred income tax expense	(58)	92	50
Stock-based compensation	8,928	17,898	—
Changes in operating assets and liabilities:
Accounts receivable	32,888	(19,398)	(46,869)
Unbilled receivables	6,852	(4,121)	(1,953)
Inventories	1,862	(770)	(3,144)
Prepaid expenses and other current assets	6,174	1,442	1,812
Other noncurrent assets	(79)	(3)	(1,439)
Accounts payable	(14,415)	10,647	6,969
Accrued liabilities	(7,919)	2,767	12,810
Other long-term liabilities	(131)	(60)	(56)
Net cash provided (used in) by operating activities	36,277	39,939	(11,540)
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,247)	(64,957)	(21,244)
Proceeds from sale of property, plant and equipment	16,810	10,744	35,754
Net cash (used in) provided by investing activities	(18,437)	(54,213)	14,510
Cash flows from financing activities:
Proceeds from revolving debt	7,500	41,500	11,035
Payments on revolving debt	(16,000)	(91,071)	(21,964)
Proceeds from term loans	—	—	5,000
Payments on term loans	—	(11,225)	—
Payments on finance leases	(1,990)	(380)	(315)
Payments on financed payables	(3,373)	(2,139)	—
Payment of deferred financing costs	—	(1,564)	(194)
Prepayment premiums on early debt extinguishment	—	(1,346)	—
Payments for treasury shares	(3,051)	(1,816)	—
Proceeds from new shares issuance, net of underwriting commissions	—	90,542	—
Costs incurred for stock issuance	—	(3,174)	—
Net cash (used in) provided by financing activities	(16,914)	19,327	(6,438)
Net increase (decrease) in cash and cash equivalents	926	5,053	(3,468)
Cash and cash equivalents beginning of period	13,804	8,751	12,219
Cash and cash equivalents end of period	$14,730	$13,804	$8,751

Supplemental cash flow information
Cash paid for interest	$2,805	$2,087	$5,755
Income taxes paid	491	105	77
Supplemental non-cash investing and financing activities
Non-cash proceeds from sale of assets held for sale	$—	$—	$3,990
Fixed asset purchases in accounts payable and accrued liabilities	2,999	4,900	934
Financed payables	3,627	2,994	1,666
Non-cash finance lease additions	8,887	53	70
Non-cash payment for property, plant and equipment	—	3,279	711
Debt conversion of Former Term Loan to equity	—	33,631	—
Conversion of accrued interest to debt	—	—	4,202
Issuance of common shares for members’ equity	—	212,630	—
The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Nature of Operations, Basis of Presentation and Significant Accounting Policies
Quintana Energy Services Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “QES,” “we,” “us,” and “our”) is a Delaware corporation that was incorporated on April 13, 2017. Our accounting predecessor, Quintana Energy Services LP (“QES LP” and “Predecessor”), was formed as a Delaware partnership on November 3, 2014. In connection with our initial public offering (the “IPO”) which closed on February 13, 2018, the existing investors in QES LP and QES Holdco LLC contributed all of their direct and indirect equity interests to QES in exchange for shares of common stock in QES, and we became the holding company for the reorganized QES LP and its subsidiaries.
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
The net proceeds received from the IPO and a $13.0 million drawdown on the ABL Facility (described below) were used to fully repay the Company’s revolving credit facility balance of $81.1 million and repay $12.6 million of the Company’s $40.0 million, 10% Former Term Loan due 2020, as described in “Note 7 - Long-Term Debt”. The remaining proceeds from the IPO were used for general corporate purposes.
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
Certain reclassifications have been made to the prior year financial statements to conform to the current period financial statement presentation. This reclassification of costs between direct operating costs and general and administrative costs ("G&A") has no net impact to the consolidated statements of income or to total segment reporting. Historically, and through December 31, 2018, certain direct operating costs related to business operations were classified and reported as G&A. The historical classification was consistent with the information used by our chief operating decision maker ("CODM") to assess performance of our segments and

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

make resource allocation decisions, and the classification of such costs within the consolidated statements of income was aligned with the segment presentation. Effective January 1, 2019, we changed the classification of certain of these costs in our segment reporting disclosures and within the consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM. For the year ended December 31, 2018, we reclassified certain costs from G&A to direct operating costs, which decreased G&A $34.5 million and direct operating cost increased by $34.5 million. For the year ended December 31, 2017, we reclassified certain costs from G&A to direct operating costs, which decreased G&A $25.9 million and direct operating cost increased by $25.9 million.
This reclassification of costs between direct operating costs and G&A has no net impact to the consolidated statements of income or to total segment reporting. The change will better reflect the CODM's philosophy on assessing performance and allocating resources, as well as improve comparability to our peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.
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
The QES segment structure in place at December 31, 2019 continues to reflect the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments. See “Note 13 - Segment Information” for further discussion regarding the Company’s reportable segments.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregation of Revenue
The Company discloses a reconciliation of the disaggregated revenue with the reported results in "Note 13 - Segment Information."
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts
QES grants credit to qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industry in which the Company operates and the financial condition of its customers. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. The level of allowance is determined by specifically evaluating customers deemed to be an elevated credit risk, as well as a general analysis of the overall aging of our accounts. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As of December 31, 2019, 2018 and 2017, the allowance for doubtful accounts was approximately $4.1 million, $1.8 million and $0.8 million, respectively. Bad debt expense of $2.4 million, $1.1 million and $0.3 million was included in selling, general and administration expenses on the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
Activity in our allowance for doubtful accounts during the years ended December 31, 2019, 2018 and 2017 is set forth in the table below (in thousands of dollars):

	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2019
Allowance for doubtful accounts	$1,841	$2,423	$(207)	$4,057
2018
Allowance for doubtful accounts	776	1,103	(38)	1,841
2017
Allowance for doubtful accounts	$880	$289	$(393)	$776
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
PP&E are evaluated to identify events or changes in circumstances (“triggering events”) that indicate that the carrying value of certain PP&E may not be recoverable. PP&E are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of PP&E is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.
Based on management’s assessment and consideration of the current business environment, the financial performance of the business, and the current outlook, it was determined there was an impairment during the third quarter of 2019 and the Company recorded a non-cash impairment loss of $36.2 million. See Note 2 - Impairments and Other Charges for more details. No impairment of PP&E was recorded for the years ended December 31, 2018 and 2017.
Definite-Lived Intangible Assets

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-based compensation
The Company records compensation relating to stock-based compensation transactions and includes such costs in general and administrative expenses in the consolidated statement of operations. The cost is measured at the grant date and based on the

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

calculated fair value of the award. See “Note 14 - Stock-Based Compensation” for additional information related to stock-based compensation.
Accounting Pronouncements
Recently Adopted Accounting Standard Update
Leases
In February 2016, the FASB issued ASU No. 2016-2, Leases ("Topic 842"), to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use ("ROU") asset for all leases with a term longer than one year. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. We recognize lease expense for these short-term leases on a straight-line basis over the lease term. The provisions of this standard also apply to situations where the Company is the lessor. The Company adopted this new guidance effective January 1, 2019. ASC 842 requires a modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date. Under the transition method selected by QES, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with QES historical accounting. The adoption of ASU No. 2016-02 is discussed below and in Note 8 to our consolidated financial statements herein.
The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
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

Accounting Standard Update not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The new accounting standard introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses. QES is an oil field service company and as of the year ended December 31, 2019 had a third party accounts receivable balance, net of allowance for doubtful accounts, of $66.3 million.
Topic 326 will not have a material impact on our consolidated balance sheets or our consolidated income statements. The accounting for our trade receivables, allowance for doubtful accounts and bad debt expense remains unchanged.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of December 31, 2019.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income taxes approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 will also provide guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluations of when step ups in the tax basis of goodwill should be considered part of the business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for the Company for the fiscal year beginning January 1, 2021.
Note 2 - Impairments and Other Charges
The following table presents impairment charges by asset group and related segment along with other charges that were recorded for the year-ended December 31, 2019 in the consolidated Statements of Operations (in thousands of U.S. dollars):

	Pressure Pumping	Wireline	Pressure Control	Corporate	Year Ended December 31, 2019
Property, plant and equipment	$26,350	$318	$—	$—	$26,668
Intangible assets	7,659	—	—	—	7,659
Operating lease right of use assets	169	1,719	—	—	1,888
Total impairment	34,178	2,037	—	—	36,215
Restructuring charges	1,600	1,576	162	2,006	5,344
Total impairment and restructuring	$35,778	$3,613	$162	$2,006	$41,559
We evaluate our long-lived assets for impairment whenever there are changes in facts which suggest that the carrying value of the asset is not recoverable. During the third quarter of 2019, we conducted a review of our Wireline and Pressure Pumping asset groups in consideration of the completion of our fourth quarter 2019 forecast which provided additional insights into expectations of lower growth and margins for the Wireline and Pressure Pumping asset groups. As a result of our review, we determined that the sum of the estimated undiscounted future cash flows of these asset groups were below their respective carrying amounts and thus were not recoverable. As a result, we performed an impairment assessment for these asset groups as of September 30, 2019 using the market and income approaches to determine fair value. The review included an assessment of certain assumptions, including, but not limited to, the evaluation of expected future cash flow estimates, discount rates, capital expenditures, and estimated economic useful lives. As a result of our impairment assessment, we impaired the carrying value to estimated fair value and recognized a non-cash impairment loss of $36.2 million.
QES also recorded $5.3 million in restructuring charges during the third quarter of 2019. The Company implemented a corporate restructuring program to align its cost structure with the current and anticipated market conditions for onshore oilfield service providers. As a result, QES recorded $2.2 million in severance costs related to leadership and organizational structure changes primarily in its Corporate segment, $1.3 million write down of inventory at its Wireline segment due to changes in its business model, $1.6 million related to the early termination of a supply contract in its Pressure Pumping segment, and $0.2 million related to the abandonment of a facility lease at its Pressure Control segment.
NOTE 3 - Inventories
Inventories consisted of the following (in thousands of U.S. dollars):

	December 31, 2019	December 31, 2018
Inventories:
Consumables and materials	$4,968	$7,566
Spare parts	16,633	15,898
Total Inventories	$21,601	$23,464
NOTE 4 - Property, Plant and Equipment

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense and capital lease amortization expense for the years ended December 31, 2019, 2018 and 2017 was $46.2 million, $44.9 million and $43.3 million, respectively. A substantial portion of the Company’s equipment and tools are designed for specific applications in oil and gas exploration. Gains recorded for assets lost in hole for the years ended December 31, 2019, 2018 and 2017 were $9.0 million, $5.4 million and $7.9 million, respectively. Gain/(loss) related to the sale of PP&E for the years ended December 31, 2019, 2018 and 2017 were $1.9 million, $2.4 million and $2.6 million, respectively.
Major classifications of PP&E and their respective useful lives were as follows (in thousands of dollars):

	Estimated	As of December 31,
	Useful Lives	2019	2018
Land	Indefinite	$2,732	$3,740
Service equipment	3-10 years	259,958	298,782
Machinery and equipment	7-15 years	80,672	70,749
Buildings and leasehold improvements	5-39 years	14,000	24,648
Software	3-5 years	3,031	2,348
Office furniture and equipment	3-10 years	2,499	2,792
ROU assets, net - finance leases	7-15 years	8,422	—
		371,314	403,059
Less: Accumulated depreciation		(265,293)	(255,843)
		106,021	147,216
Construction in progress		4,354	6,662
Property, plant and equipment, net		$110,375	$153,878
Property, plant and equipment under capital leases included in the above are as follows:

	Estimated	As of December 31,
	Useful Lives	2018
Machinery and equipment	3 Years	$233
Buildings and leasehold improvements	20 Years	2,252
		2,485
Less: Accumulated amortization		(676)
		$1,809
Assets Held for Sale
As of December 31, 2019, our consolidated balance sheet includes assets classified as held for sale of $3.3 million. The assets held for sale are reported within prepaid and other current assets on the consolidated balance sheet and represent the value of one operational facility in our Pressure Pumping segment and one operational facility in our Wireline segment. These assets are being actively marketed for sale as of December 31, 2019 and are recorded at the lower of their carrying value or fair value less costs to sell. The decision to sell these assets were supported by additional insights into expectations of lower growth and margins for the Wireline and Pressure Pumping asset groups provided during our impairment trigger review performed during the fourth quarter of 2019.
NOTE 5 - Intangible Assets
Definite-Lived Intangible Assets
As a result of the Company's third quarter 2019 impairment assessment, we recognized a non-cash impairment loss of $36.2 million, $7.7 million of the impairment loss related to QES intangibles assets. The remaining carrying values of the customer relationships and non-compete agreement intangible assets were written down to zero, their respective fair market values, as of September 30, 2019. There were no impairment triggering events during 2018 and 2017. The changes in the carrying amounts of other intangible assets for the year ended December 31, 2019, 2018 and 2017 are as follows (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Trademarks	Customer Relationships	Non-compete Agreement	Total
Gross Amount as of December 31, 2018	$1,750	$11,710	$4,560	$18,020
Accumulated Amortization	(1,750)	(3,603)	(3,648)	(9,001)
Net Balance as of December 31, 2018	—	8,107	912	9,019
Gross Amount as of December 31, 2019	1,750	11,710	4,560	18,020
Accumulated Amortization	(1,750)	(11,710)	(4,560)	(18,020)
Net Balance as of December 31, 2019	$—	$—	$—	$—
Amortization expense for the years ended December 31, 2019, 2018 and 2017 were $1.4 million, $1.8 million and $2.4 million, respectively. As noted in Note 2 - Impairments and other charges, during the third quarter of 2019, the Company impaired the remaining $7.7 million of customer relationship and non-compete agreement intangibles. At December 31, 2019, QES's intangible asset balance was zero.
NOTE 6 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of U.S. dollars):

	December 31, 2019	December 31, 2018
Current accrued liabilities:
Accrued payables	$7,985	$12,943
Payroll and payroll taxes	7,665	7,051
Bonus	3,147	6,117
Workers compensation insurance premiums	1,328	1,532
Sales tax	1,813	2,599
Ad valorem tax	648	581
Health insurance claims	1,010	921
Other accrued liabilities	5,925	5,789
Total accrued liabilities	$29,521	$37,533
NOTE 7 - Long-Term Debt
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new five year asset-based revolving credit agreement (the “ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The ABL Facility replaced the Former Revolving Credit Facility, which was terminated in conjunction with the effectiveness of the ABL Facility. The ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. As of December 31, 2019 our borrowing capacity was $61.7 million. The loan interest rate on the $21.0 million borrowings outstanding at December 31, 2019 was 4.5%. The outstanding balance is recorded as long-term debt under the ABL Facility. At December 31, 2019, we had $14.7 million of cash and cash equivalents and $37.7 million availability on the ABL Facility, which resulted in a total liquidity position of $52.4 million.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the ABL Facility at or above specified thresholds or by the existence of an event of default under the ABL Facility. The ABL Facility provides for some exemptions to its negative covenants allowing the Company to make certain restricted payments and investments; subject to maintaining availability under the ABL Facility at or above a specified threshold and the absence of a default.
The ABL Facility contains a minimum fixed charge coverage ratio of 1.0 to 1.0 that is triggered when availability under the ABL Facility falls below a specified threshold and is tested until availability exceeds a separate specified threshold for 30 consecutive days.
The ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company's failure or the failure of any credit other party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any other credit party; and (iv) the occurrence of a default under any other material indebtedness that any credit party may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the ABL Facility, the lenders will be able to declare any outstanding principal balance of our ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the ABL Facility. As of December 31, 2019 the Company was in compliance with all debt covenants.
QES uses standby letters of credit, arranged through our ABL facility, to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Under these arrangements, QES has payment obligations to the issuing bank that are triggered by a draw by certain third parties in the event QES fails to perform according to the terms of its underlying contract. As of December 31, 2019, QES had issued a letter of credit for $2.8 million. The unused amount under the letter of credit was $2.8 million. To the extent liabilities are incurred as a result of the activities covered by the letter of credit, such liabilities are included on the accompanying consolidated balance sheets.
NOTE 8 - Leases
The Company adopted Topic 842, effective January 1, 2019. The adoption of this standard resulted in the recording of a right of use asset and lease liability of approximately $29.1 million as of January 1, 2019, with no related impact on our consolidated statement of shareholders' equity or consolidated statement of operations. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at the lease commencement.
We have operating and finance leases for administrative offices, operations and manufacturing facilities, and certain equipment. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Options to extend a lease term are considered within the lease term when the lessee is reasonably certain to exercise the option while termination options are considered within the lease term when they are reasonably certain not to be exercised.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows (in thousands of U.S. dollars):

Year Ended December 31, 2019
Operating lease cost:	$9,339
Short-term lease cost:	$803

Finance lease cost:
Amortization of ROU assets	2,091
Interest on lease liabilities	840
Total finance lease cost	2,931

Supplemental cash flow information related to leases was as follows (in thousands of U.S. dollars):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,940
Operating cash flows for finance leases	784
Financing cash flows for finance leases	1,990

ROU assets obtained in exchange for lease obligations:
Operating leases	$907
Finance leases	8,887
Supplemental balance sheet information related to leases was as follows (in thousands of U.S. dollars, except lease term and discount rate):

December 31, 2019
Operating Leases
Operating lease ROU assets	$10,943

Other current liabilities	$4,445
Long-term operating lease liabilities	7,970
Total operating lease liabilities	$12,415

Finance Leases
Property and equipment, net	$8,422

Other current liabilities	$2,779
Long-term finance lease liabilities	7,961
Total finance lease liabilities	$10,740

Weighted Average Remaining Lease Term
Operating leases (in years)	3.6
Finance leases (in years)	4.3

Weighted Average Discount Rate
Operating leases	6.7%
Finance leases	8.1%

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows at December 31, 2019 (in thousands of U.S. dollars):

	Operating Leases	Finance Leases
2020	$5,409	$3,749
2021	4,440	3,709
2022	2,539	2,993
2023	917	1,148
2024	524	631
Thereafter	1,083	1,307
Total lease payments	14,912	13,537
Less: imputed interest	(2,497)	(2,797)
Total	$12,415	$10,740

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
NOTE 9 - Income Taxes
Quintana Energy Services LP was originally organized as a limited partnership and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their respective tax returns. As a result of the IPO and related Organizational Transactions, QES was formed as a corporation to hold all of the operational assets of QES LP and its subsidiaries. Due to the fact that QES is a taxable entity, the Company established a provision for deferred income taxes as of February 8, 2018. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of QES from February 8, 2018 through December 31, 2018 in the accompanying consolidated and combined financial statements.
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States. The provision for income taxes consisted of the following (in thousands of dollars):

	Year Ended December 31,
	2019	2018	2017
Current income tax (expense) benefit
Federal	$—	$(22)	$(40)
State	(502)	(507)	(1)
Total current income tax (expense)	(502)	(529)	(41)
Deferred income tax (expense) benefit
Federal	—	—	(45)
State	58	(92)	(5)
Total deferred income tax (expense) benefit	58	(92)	(50)
	$(444)	$(621)	$(91)
The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate, currently 21.0%, to the income tax provision in our financial statements. The Company’s effective tax rate for 2019 of (0.6)% differs from the statutory rate, primarily due to nondeductible expenses, state taxes and a valuation allowance. The Company's effective tax rate for 2018 and 2017 was (3.9)% and (0.4)%, respectively.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Income tax provision computed at the statutory federal rate	21.0%	21.0%	34.0%
State income taxes, net of federal tax benefit	(0.5)	(3.7)	—
Non-deductible wages	(0.3)	(4.1)	—
Non-deductible meals and entertainment	(1.0)	(4.1)	—
Stock based compensation	(2.6)	(6.5)	—
Valuation allowance	(12.5)	(6.3)	—
Flow through income not taxable	—	—	(34.4)
Other differences	—	(0.2)	—
Change in rate and return to provision	(4.7)	—	—
Effective tax rate	(0.6)%	(3.9)%	(0.4)%
The preceding table shows the Company’s effective tax rate for 2019, 2018, and 2017 of (0.6)%, (3.9)%, and (0.4)%, respectively. For 2017, the Company’s effective tax rate of (0.4)% differed from the statutory tax rate of 34.0% primarily due to flow through income that is taxable to the owners. As the majority of the Company’s operations in 2017 were taxable to the Company’s owners, the Company’s tax rate in 2017 is attributable to federal and state income tax on the Company’s wholly-owned corporate subsidiaries and Texas franchise taxes. For 2018, the Company’s effective tax rate of (3.9)% differed from the statutory tax rate of 21.0% primarily due to nondeductible expenses, state taxes, and a valuation allowance. Due to the Company’s restructuring related to its Initial Public Offering, unlike in prior years, the majority of the Company’s operations in 2018 were taxable to the Company. For 2019, the Company’s effective tax rate of (0.6)% differed from the statutory tax rate of 21.0% primarily due to nondeductible expenses, state taxes, valuation allowance, and change in rate and return to provision. The year-over-year change in the Company’s effective tax rate from (3.9)% to (0.6)% was primarily driven by a significant increase in the Company’s book loss, however Texas franchise tax expense remained constant since it is a marginal tax.
On December 22, 2017, the US enacted the Tax Cuts and Jobs Act of 2017 (“US Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country toward a territorial tax system. Under ASC 740 “Income Taxes,” companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. As a result, all deferred tax assets and liabilities were appropriately measured at the effective rate. The accounting for income tax effects of US Tax Reform was completed in 2018 and the Company did not record any material measurement period adjustments in 2018.
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Deferred tax assets and liabilities were classified in the consolidated balance sheet as follows (in thousands of dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Reserves & accruals	$2,109	$1,698	$—
Stock based compensation	994	1,844	—
Intangible assets	52,855	60,978	—
Net operating loss carryforwards	42,241	40,987	—
Other	49	56	—
Operating lease liabilities	2,872	—	—
Total deferred tax assets	$101,120	$105,563	$—
Deferred tax liability:
Prepaid expenses	(131)	(180)	—
Property plant and equipment	(10,687)	(15,486)	(185)
Financing lease assets	(922)	—	—
Operating lease assets	(2,170)	—	—
Total deferred tax liabilities	$(13,910)	$(15,666)	$(185)
Valuation allowance	(87,322)	(90,027)	—
Net deferred tax liability	$(112)	$(130)	$(185)
As of December 31, 2019, the Company had total U.S. federal tax net operating loss (“NOL”) carryforwards of $162.1 million and state NOL carryforwards of $203.8 million. Of these amounts, for U.S. federal purposes, $66.7 million related to the Company’s current year federal tax loss, and the remaining $95.4 million was generated in prior years. In regard to the state NOL carryforwards, $92.0 million is related to the Company’s current year state tax losses and the remaining $111.8 million was generated in prior years. As a result of the US Tax Reform enacted in January 2018, federal net operating losses generated after December 31, 2017 can be carried forward indefinitely. As such, $15.6 million of the Company’s federal carryforwards will begin to expire in 2029 and the remaining carryforwards have no expiration. The Company’s state NOL carryforwards will begin to expire in 2019.
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
Changes in the valuation allowance for deferred tax assets were as follows (in thousands of dollars):

Valuation allowance as of the beginning of January 1, 2019	$(90,027)
Charged to income tax provision for current year activity	2,705
Valuation allowance as of December 31, 2019	$(87,322)
There were no unrecognized tax positions or unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax positions during the years ended December 31, 2019, 2018 and 2017. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company's tax returns and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2018 for federal tax purposes and for the years ended December 31, 2016 through December 31, 2018 for state tax purposes.
NOTE 10 - Related Party Transactions
The Company utilizes some Quintana Capital Group, L.P. affiliate employees for certain accounting and risk management functions and incurs some tool rental and maintenance charges from Archer Well Company Inc. These amounts are reimbursed by the Company on a monthly basis.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, 2018 and 2017 QES had the following transactions with related parties (in thousands of U.S. dollars):

	December 31, 2019	December 31, 2018
Accounts payable to affiliates of Quintana Capital Group, L.P.	$23	$—
Accounts payable to affiliates of Archer Well Company Inc.	$21	$40

	Year Ended December 31,
	2019	2018	2017
Operating expenses from affiliates of Quintana Capital Group, L.P.	$408	$384	$529
Operating expenses from affiliates of Archer Well Company Inc.	$26	$81	$10
NOTE 11 - Business Concentration
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
As of the years ended December 31, 2019, 2018 and 2017 one customer represented 10.1%, 11.9% and 10.3% respectively, of the Company’s consolidated revenue.
NOTE 12 - Commitments and Contingencies
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
The Company previously disclosed a class action filed in 2016 against one of the Company’s subsidiaries alleging violations of state based wage and hour laws and the FLSA relating to non-payment of overtime pay. The Company believes its pay practices

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

comply with the FLSA and presented a vigorous defense. In September 2019, the District Court for the Southern District of Texas issued a Final Judgment in favor of the Company on all claims, and the time for claimants to appeal has passed.
Other Commitments and Contingencies
The Company is not aware of any other matter that may have a material effect on its financial position or results of operations.
Leases
See Note 8 - Leases for additional information about our lease liabilities and commitments.
NOTE 13 - Segment Information
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
Directional Drilling
Our Directional Drilling segment is comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning and site supervision, which assists customers in the drilling and placement of complex directional and horizontal wellbores. This segment utilizes its fleet of in-house positive pulse measurement-while-drilling navigational tools, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. We provide directional drilling and associated services to E&P companies in many of the most active areas of onshore oil and natural gas development in the United States, including the Permian Basin, Eagle Ford Shale, Mid-Continent region, Marcellus/Utica Shale and DJ/Powder River Basin.
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
Pressure Control
Our Pressure Control segment supplies a wide variety of equipment, services and expertise in support of completion and workover operations throughout the United States. Its capabilities include coiled tubing, snubbing, fluid pumping, nitrogen, well control and other pressure control related services. Our Pressure Control equipment is tailored to the unconventional resources market with the ability to operate under high pressures without having to delay or cease production during completion operations. We provide our pressure control services primarily in the Mid-Continent region, Eagle Ford Shale, Permian Basin, DJ/Powder River Basin, Haynesville Shale and East Texas Basin.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rebranding expenses, settlement expenses, restructuring expenses, impairment expenses, severance expenses and equipment stand-up expense. The CODM uses Segment Adjusted EBITDA as the primary measure of segment operating performance.
The following table presents a reconciliation of Segment Adjusted EBITDA to net (loss) income (in thousands of U.S. dollars):

	Year Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA:
Directional Drilling	$34,093	$23,694	$17,498
Pressure Pumping	(5,053)	28,700	27,784
Pressure Control	10,958	18,389	6,539
Wireline	(1,122)	1,362	(1,794)
Corporate and Other	(21,454)	(33,573)	(17,459)
Impairment and other charges	(41,559)	—	—
Income tax expense	(444)	(621)	(91)
Interest expense	(3,213)	(11,825)	(11,251)
Depreciation and amortization	(49,519)	(46,683)	(45,687)
Gain on disposition of assets	1,914	2,375	2,639
Other (expense) income	(37)	—	666
Net loss	$(75,436)	$(18,182)	$(21,156)

Financial information related to the Company’s total assets position as of December 31, 2019 and December 31, 2018, by segment, is as follows (in thousands of U.S. dollars):

	December 31, 2019	December 31, 2018
Directional Drilling	$99,456	$96,942
Pressure Pumping	45,875	121,824
Pressure Control	67,685	70,401
Wireline	21,304	28,039
Total	$234,320	$317,206
Corporate & Other	6,209	7,343
Total assets	$240,529	$324,549

	Year Ended December 31, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$227,949	$90,185	$106,594	$59,555	$484,283
Depreciation and amortization	$12,509	$20,370	$12,662	$3,978	$49,519
Capital expenditures	$14,966	$5,208	$13,170	$1,903	$35,247

	Year Ended December 31, 2018
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$192,491	$214,154	$122,620	$75,089	$604,354
Depreciation and amortization	$10,849	$22,571	$9,207	$4,056	$46,683
Capital expenditures	$13,003	$29,235	$20,125	$2,594	$64,957

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$145,230	$153,118	$89,912	$49,773	$438,033
Depreciation and amortization	$11,994	$22,867	$6,560	$4,266	$45,687
Capital expenditures	$9,038	$5,268	$6,446	$492	$21,244

NOTE 14 - Stock-Based Compensation
As of December 31, 2019, the Company had three types of stock-based compensation under the Company's 2018 Long-Term Incentive Plan (i) restricted stock awards ("RSA") issued to directors (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual vesting requirement, one of which was the time vesting component and the other was the consummation of a specified transaction, which included an initial public offering. As the initial public offering occurred on February 9, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO. The stock-based compensation awards and units are classified as equity awards as they are settled in shares of QES common stock.
The following table summarizes stock-based compensation costs for the years ended December 31, 2019, 2018 and 2017(in thousands of U.S. dollars):

	Years Ended December 31,
	2019	2018	2017
Restricted stock awards	$600	$438	$—
Restricted stock units	7,276	16,293	—
Performance stock units	1,052	1,167	—
Stock-based compensation expense(1)	$8,928	$17,898	$—
(1) During the third quarter of 2019, $0.3 million of restructuring costs related to the termination of certain key members of management is included within the total $8.9 million of stock based compensation for the year-ended December 31, 2019.
i.Restricted Stock Awards

In January 2019, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the first quarter 2019, we granted 140,844 RSAs, which had a grant date fair value of $4.26 per share. The stock awards fully vested in February 2020.

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

As of December 31, 2019 and 2018, the total unamortized compensation costs related to the non-executive RSAs was $0.1 million and zero, which the Company expects to recognize over the remaining vesting period of 0.1 years.

ii. Restricted Stock Units

During the first quarter 2019, executive officers and key employees were granted a total of 897,967 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the RSU's grant date provided that the employee remains employed by the Company at the applicable vesting date.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019 and 2018 total unamortized compensation cost related to unvested restricted stock units were $8.6 million and $16.9 million, respectively, which the Company expects to recognize over the remaining weighted-average period of 1.60 years.

During the year ended December 31, 2019, the Company made certain changes to its leadership and organizational structure, which included the departure of certain officers and employees of the Company. As a result of the departures, 168,659 RSUs were forfeited and the $1.7 million of previously recognized RSU stock compensation expense was reversed during 2019. In addition to the forfeitures, 181,948 previously unvested RSUs were accelerated resulting in $0.3 million of stock compensation expense recognized as a part of the departures.

A summary of the status and changes during the year ended December 31, 2019 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017:	1,627	$17.73	3.46
Granted	476	8.92	2.11
Forfeited	(8)	8.92
Vested	(544)	10.00
Outstanding at December 31, 2018:	1,551	$15.74	2.36
Granted	898	4.26	2.12
Forfeited	(169)	7.77
Vested	(691)	9.41
Outstanding at December 31, 2019:	1,589	$11.53	1.60

iii. Performance Stock Units

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the 323,483 PSUs deemed granted at their fair value determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized on a graded straight line basis over the vesting period. The PSUs that were awarded but not yet granted will be deemed granted on the date the Board's compensation committee determines how many PSUs have been earned. These additional earned PSUs will then be amortized on a straight line basis over the remaining vesting period, based on the grant date stock price upon approval by the compensation committee.

As of December 31, 2019 and 2018, the total unamortized compensation cost related to unvested PSUs was $0.7 million and $1.2 million, respectively. The Company expects to recognize the expense over the remaining weighted-average period of 1.91 years.

During the year ended December 31, 2019 the Company made certain changes to its leadership and organizational structure, which included the departure of certain officers and employees of the Company. As a result of the departures, 77,507 PSUs were forfeited and the $0.4 million of previously recognized PSU stock compensation expense was reversed during the third and fourth quarter of 2019.

A summary of the outstanding PSUs for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2017:	—	$—	—
Granted	425	5.49	2.36
Forfeited	—	—	—
Vested	—	—	—
Outstanding at December 31, 2018:	425	$5.49	2.11
Granted	323	3.98	2.12
Forfeited	(389)	5.45	—
Vested	(44)	5.49	—
Outstanding at December 31, 2019	315	$4.84	1.91
NOTE 15 - Revenue
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
Disaggregation of Revenue
The Company discloses a reconciliation of the disaggregated revenue with the reported results in "Note 13 - Segment Information."
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
NOTE 16 - Loss Per Share
Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss attributed to common share holders	$(75,436)	$(16,636)
Denominator:
Weighted average common shares outstanding - basic	33,611	33,573
Weighted average common shares outstanding - diluted	33,611	33,573
Net loss per common share:
Basic	$(2.24)	$(0.50)
Diluted	$(2.24)	$(0.50)
Potentially dilutive securities excluded as anti-dilutive [1]	1,919	2,050
1 The Company's potentially dilutive securities include outstanding RSAs, RSUs and PSUs.
NOTE 17 - Selected Quarterly Financial Data
The following tables sets forth certain financial and operating information for each quarter in the years ended December 31, 2019 and 2018. The quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$141,665	$125,627	$121,082	$95,909
Cost and Expenses:
Direct operating costs	121,551	109,075	101,737	79,361
General and administrative	15,710	13,862	12,056	13,509
Depreciation and amortization	12,440	13,116	13,229	10,734
Gain on disposition of assets	(23)	(153)	(1,116)	(622)
Impairment and other charges	—	—	41,543	16
Operating loss	(8,013)	(10,273)	(46,367)	(7,089)
Interest expense	(671)	(853)	(898)	(791)
Other expense	—	—	—	(37)
Net loss before income taxes	(8,684)	(11,126)	(47,265)	(7,917)
Income tax (expense) benefit	(177)	(154)	(164)	51
Net loss attributable to Quintana Energy Services Inc.	$(8,861)	$(11,280)	$(47,429)	$(7,866)
Net loss per common share:
Basic	$(0.26)	$(0.33)	$(1.41)	$(0.24)
Diluted	$(0.26)	$(0.33)	$(1.41)	$(0.24)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$141,268	$152,536	$150,897	$159,653
Cost and Expenses:
Direct operating costs	116,097	124,592	126,925	135,412
General and administrative	20,312	14,489	14,140	13,815
Depreciation and amortization	11,078	11,155	12,033	12,417
Gain on disposition of assets	(106)	(594)	(629)	(1,046)
Operating (loss) income	(6,113)	2,894	(1,572)	(945)
Interest expense, net	(10,192)	(433)	(574)	(626)
(Loss) income before income taxes	(16,305)	2,461	(2,146)	(1,571)
Income tax expense	(51)	(326)	(207)	(37)
Net (loss) income	(16,356)	2,135	(2,353)	(1,608)
Net loss attributable to Predecessor	(1,546)	—	—	—
Net (loss) income attributable to Quintana Energy Services Inc.	$(14,810)	$2,135	$(2,353)	$(1,608)
Net (loss) income per common share:
Basic	$(0.44)	$0.06	$(0.07)	$(0.05)
Diluted	$(0.44)	$0.06	$(0.07)	$(0.05)
NOTE 18 - Subsequent Event
In order to appropriately reflect changes in how the CODM plans to manage its business, reviews and assesses operating performance and allocates resources during the first quarter of 2020, the Company has announced that it will begin reporting results under two reportable segments: Drilling and Completion and Production. Upon the Company's finalization of its restructuring and reporting structure in the first quarter of 2020, the results for the Pressure Pumping segment, Pressure Control segment and Wireline segment which are disclosed as three separate segments in this Form 10-K, consistent with the manner in which the Company's CODM

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

evaluated the business for the year ended December 31, 2019, will begin to be combined into the new Completion and Production segment.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2019.

Item 15.	Exhibits

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

3.1
Amended and Restated Certificate of Incorporation of Quintana Energy Services Inc. (incorporated Incorporated by reference to Exhibit 3.1 of Quintana Energy Services Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 1-38383).

3.2
Amended and Restated Bylaws of Quintana Energy Services Inc. (incorporated Incorporated by reference to Exhibit 3.3 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018, File No. 1-38383).

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

4.3*	Description of Securities
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

10.9†	Quintana Energy Services Inc. 2018 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.10†
Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (also referred to as the QES Legacy Long-Term Incentive Plan) (Incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).

10.11†
Form of Phantom Unit Agreement under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.10 of Quintana Energy Services Inc.’s Registration Statement on Form S-8 filed on February 14, 2018).

10.12†
Form of Phantom Unit Agreement (Corporate Executives) under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.11 of Quintana Energy Services Inc.’s Registration Statement on Form S-8 filed on February 14, 2018).

10.13†
Form of Amendment to Phantom Unit Agreement under the Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on June 24, 2019).

10.14†	Indemnification Agreement (D. Rogers Herndon) (Incorporated by reference to Exhibit 10.4 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.15†	Indemnification Agreement (Christopher J. Baker) (Incorporated by reference to Exhibit 10.5 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.16†	Indemnification Agreement (Keefer M. Lehner) (Incorporated by reference to Exhibit 10.6 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.17†	Indemnification Agreement (Max L. Bouthillette) (Incorporated by reference to Exhibit 10.7 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.18†	Indemnification Agreement (Dag Skindlo) (Incorporated by reference to Exhibit 10.8 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.19†	Indemnification Agreement (Gunnar Eliassen) (Incorporated by reference to Exhibit 10.9 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.20†	Indemnification Agreement (Rocky L. Duckworth) (Incorporated by reference to Exhibit 10.10 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.21†	Indemnification Agreement (Dalton Boutté, Jr.) (Incorporated by reference to Exhibit 10.11 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.22†	Indemnification Agreement (Corbin J. Robertson, Jr.) (Incorporated by reference to Exhibit 10.12 of Quintana Energy Services Inc.’s Current Report on Form 8-K filed on February 14, 2018).
10.23†	Indemnification Agreement (Bobby S. Shackouls) (incorporated by reference to Exhibit 10.22 of Quintana Energy Services Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).
10.24†
Amended and Restated Executive Employment Agreement, effective August 26, 2019, by and between the Company and Christopher J. Baker (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 30, 2019).

10.25†
Amended and Restated Executive Employment Agreement, effective June 15, 2019, by and between the Company and D. Rogers Herndon (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 24, 2019).

10.26†
Amended and Restated Executive Employment Agreement, effective June 15, 2019, by and between the Company and Keefer M. Lehner (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on June 24, 2019).

10.27†*	Form of Performance Share Unit Agreement (Executive Officers - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.28†*	Form of Performance Share Unit Agreement (Employees - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.29†*	Form of Performance Share Unit Agreement (Executive Officers - 2019 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.30†*	Form of Performance Share Unit Agreement (Employees-2019 Form) under the Quintana Energy Services 2019 Long-Term Incentive Plan.
10.31†*	Form of Restricted Stock Unit Agreement (Executive Officers) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.32†*	Form of Restricted Stock Unit Agreement (Employees) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
10.33†*	Form of Restricted Stock Unit Agreement (Directors) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan.
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

QUINTANA ENERGY SERVICES INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director

Date:	March 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2020.

Signature

/s/ Christopher J. Baker	President, Chief Executive Officer, and Director (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ Corbin J. Robertson, Jr.	Chairman of the Board of Directors
Corbin J. Robertson, Jr.

/s/ Dalton Boutté, Jr.	Director and Chairman of the Compensation Committee
Dalton Boutté, Jr.

/s/ Rocky L. Duckworth	Director and Chairman of the Audit Committee
Rocky L. Duckworth

/s/ Gunnar Eliassen	Director
Gunnar Eliassen

/s/ Bobby S. Shackouls	Director
Bobby S. Shackouls

/s/ Dag Skindlo	Director
Dag Skindlo