Form 10-Q
period 2020-03-31
Quintana Energy Services Inc.
filed 2020-05-13
CIK 1704235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 1, 2020, was 33,759,797.

QUINTANA ENERGY SERVICES INC.
FORM 10-Q

i

PART I

Item 1.	Financial Statements
Quintana Energy Services Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,180	$14,730
Accounts receivable, net of allowance of $4,146 and $4,057	58,980	66,309
Unbilled receivables	4,960	6,913
Inventories (Note 3)	23,446	21,601
Prepaid expenses and other current assets	7,750	8,410
Total current assets	118,316	117,963
Property, plant and equipment, net	99,229	110,375
Operating lease right-of-use asset	9,650	10,943
Other assets	1,158	1,248
Total assets	$228,353	$240,529
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,547	$34,478
Accrued liabilities (Note 4)	23,243	29,521
Current lease liabilities	7,104	7,224
Total current liabilities	68,894	71,223
Long-term debt (Note 5)	32,000	21,000
Long-term operating lease liabilities	7,144	7,970
Long-term finance lease liabilities	7,333	7,961
Deferred tax liability, net	103	112
Other long-term liabilities	—	2
Total liabilities	115,474	108,268
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value, 150,000,000 authorized; 35,467,609 issued; 33,809,644 outstanding	362	356
Additional paid-in-capital	360,321	357,996
Treasury shares, at cost, 1,657,964 and 1,225,330 common shares	(5,860)	(4,872)
Accumulated deficit	(241,944)	(221,219)
Total shareholders’ equity	112,879	132,261
Total liabilities and shareholders’ equity	$228,353	$240,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:	$92,801	$141,665
Costs and expenses:
Direct operating costs	81,490	121,551
General and administrative	12,086	15,710
Depreciation and amortization	9,894	12,440
Gain on disposition of assets	(26)	(23)
Impairment	9,273	—
Operating loss	(19,916)	(8,013)
Non-operating loss expense:
Interest expense	(729)	(671)
Other income	—	—
Loss before income tax	(20,645)	(8,684)
Income tax expense	(80)	(177)
Net loss	(20,725)	(8,861)
Net loss per common share:
Basic	$(0.62)	$(0.26)
Diluted	$(0.62)	$(0.26)
Weighted average common shares outstanding:
Basic	33,563	33,685
Diluted	33,563	33,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(in thousands of U.S. dollars, units and shares)
(Unaudited)

	Common Shareholders Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	33,541	$344	$349,080	$(1,821)	$(145,783)	$201,820
Stock based compensation - equity awards	609	3	2,748	—	—	2,751
Net loss	—	—	—	—	(8,861)	(8,861)
Tax withholding on stock vesting	(177)	—	—	(954)	—	(954)
Stock buyback plan activity	(103)	—	—	(486)	—	(486)
Balance at March 31, 2019	33,870	$347	$351,828	$(3,261)	$(154,644)	$194,270

Balance at December 31, 2019	33,333	$356	$357,996	$(4,872)	$(221,219)	$132,261
Stock based compensation - equity awards	909	6	2,325	—	—	2,331
Net loss	—	—	—	—	(20,725)	(20,725)
Tax withholding on stock vesting	(255)	—	—	(573)	—	(573)
Stock buyback plan activity	(177)	—	—	(415)	—	(415)
Balance at March 31, 2020	33,810	$362	$360,321	$(5,860)	$(241,944)	$112,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintana Energy Services Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(20,725)	$(8,861)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	9,894	12,440
Impairment expense	9,273	—
Gain on disposition of assets	(609)	(3,270)
Non-cash interest expense	88	87
Provision for doubtful accounts	226	257
Deferred income tax expense	(31)	40
Stock-based compensation	2,331	2,751
Changes in operating assets and liabilities:
Accounts receivable	7,102	4,869
Unbilled receivables	1,953	5,338
Inventories	(1,844)	(1,172)
Prepaid expenses and other current assets	1,209	1,867
Other noncurrent assets	—	3
Accounts payable	2,681	(2,078)
Accrued liabilities	(5,875)	(1,518)
Other long-term liabilities	—	(99)
Net cash provided by operating activities	5,673	10,654
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,735)	(12,284)
Advances of deposit on equipment	—	(354)
Proceeds from sale of property, plant and equipment	795	3,754
Net cash used in investing activities	(5,940)	(8,884)
Cash flows from financing activities:
Proceeds from revolving debt	20,000	7,500
Payments on revolving debt	(9,000)	—
Payments on finance leases	(698)	(122)
Payments on financed payables	(597)	(617)
Payments for treasury shares	(988)	(1,445)
Net cash provided by financing activities	8,717	5,316
Net increase in cash and cash equivalents	8,450	7,086
Cash and cash equivalents beginning of period	14,730	13,804
Cash and cash equivalents end of period	$23,180	$20,890

Supplemental cash flow information
Cash paid for interest	$624	$548
Income taxes paid	—	6
Supplemental non-cash investing and financing activities
Fixed asset purchases in accounts payable and accrued liabilities	832	1,096
Financed payables	549	392
Non-cash finance lease additions	106	720
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
We are a diversified oilfield services provider of leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company operates through four reporting segments, including Directional Drilling, Pressure Pumping, Pressure Control and Wireline.
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
The accompanying interim unaudited condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2019, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair statement have been included.
These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC on March 6, 2020. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2019 Annual Report.
Accounting Pronouncements
Accounting Standard Adopted
In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of stock-based compensation issued to non-employees by making the guidance consistent with the accounting for employee stock-based compensation. The Company adopted ASU No. 2018-07 effective January 1, 2020 and the adoption did not have a material impact to the condensed consolidated financial statements.
Accounting Standard Update Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"). This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model ("CECL"). This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. QES is an oil field service company and as of the three months ended March 31, 2020 had a third-party accounts receivable balance, net of allowance for doubtful accounts, of $59.0 million.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Topic 326 will not have a material impact on our consolidated balance sheets or our consolidated income statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 will also provide guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluations of when step ups in the tax basis of goodwill should be considered part of the business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for the Company for the fiscal year beginning January 1, 2021.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2 - Impairment
The following table presents impairment charges by asset group and related segment that were recorded for the three months ended March 31, 2020 in the interim condensed consolidated Statements of Operations (in thousands of U.S. dollars):

	Pressure Pumping	Pressure Control	Wireline	Three Months Ended March 31, 2020
Property, plant and equipment	$2,191	$4,182	$1,297	$7,670
Operating lease right of use assets	47	206	286	539
Finance lease right of use assets	311	727	26	1,064
Total impairment	$2,549	$5,115	$1,609	$9,273
We evaluate our long-lived assets for impairment whenever there are changes in facts or circumstances which suggest that the carrying value of the asset is not recoverable. During the latter part of the first quarter of 2020, we experienced significant reduced demand for our services coupled with a significant decline in West Texas Intermediate ("WTI") commodity pricing. As a result, we conducted a review of all of our asset groups in our segments in consideration of the completion of our first quarter 2020 forecast which provided additional insights into expectations of lower growth and margins. As a result of our review, for the Pressure Pumping, Pressure Control, and Wireline segments asset groups, we determined that the sum of the estimated undiscounted future cash flows of these asset groups were below their respective carrying amounts and thus were not recoverable.
As a result, we performed an impairment assessment for these asset groups as of March 31, 2020 using the market and income approaches to determine fair value. Our estimated fair values of our asset groups incorporate judgment and the use of estimates by management. We primarily calculate fair value in these impairment tests using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on discount rates, utilization of equipment, revenues, direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these asset groups are sensitive to varying dayrates, utilization and costs.  While we believe these assumptions with respect to future dayrates, utilization, and cost are reasonable, actual future prices for services and activity levels may vary significantly from the ones that were assumed. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts could adversely affect the demand for and prices of our services, which could in turn result in future asset impairment charges for these asset groups due to the potential impact on our estimate of our future operating results.
During the three months ended March 31, 2019 there were no triggers or impairment expense.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Inventories
Inventories consisted of the following (in thousands of U.S. dollars):

	March 31, 2020	December 31, 2019
Inventories:
Consumables and materials	$4,696	$4,968
Spare parts	18,750	16,633
Total Inventories	$23,446	$21,601
NOTE 4 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands of U.S. dollars):

	March 31, 2020	December 31, 2019
Current accrued liabilities:
Accrued payables	$9,001	$7,985
Payroll and payroll taxes	5,746	7,665
Bonus	403	3,147
Workers compensation insurance premiums	1,291	1,328
Sales tax	673	1,813
Ad valorem tax	741	648
Health insurance claims	1,029	1,010
Other accrued liabilities	4,359	5,925
Total accrued liabilities	$23,243	$29,521
NOTE 5 - Long-Term Debt
ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new five-year asset-based revolving credit agreement (the “ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the ABL Facility, the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. As of March 31, 2020 our borrowing capacity was $56.1 million. The loan interest rate on the $32.0 million borrowings outstanding at March 31, 2020 was 3.5%. The ABL Facility's outstanding balance is recorded as long-term debt and the fair value of the ABL Facility, approximates its carrying value.
At March 31, 2020, we had $23.2 million of cash and cash equivalents and $21.2 million availability on the ABL Facility, which resulted in a total liquidity position of $44.4 million.

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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(iii) the institution of insolvency or similar proceedings against QES or any other credit party; and (iv) the occurrence of a default under any other material indebtedness that any credit party may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the ABL Facility, the lenders will be able to declare any outstanding principal balance of our ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the ABL Facility. As of March 31, 2020, the Company was in compliance with all debt covenants.
QES uses standby letters of credit, arranged through our ABL facility, to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Under these arrangements, QES has payment obligations to the issuing bank that are triggered by a draw by certain third parties in the event QES fails to perform according to the terms of its underlying contract.
As of March 31, 2020, QES had issued a letter of credit for $2.8 million. The unused amount under the letter of credit was $2.8 million. To the extent liabilities are incurred as a result of the activities covered by the letter of credit, such liabilities are included on the accompanying consolidated balance sheets.
NOTE 6 - Income Taxes
As the Company does not operate internationally, income from continuing operations is sourced exclusively from the United States.

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any items, which are recorded in the period in which they occur. Items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was (0.4)% and (2.0)% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for the period ended March 31, 2020 as compared to the same period in 2019 was primarily due to changes in state apportionment.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2020, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The federal and state statutes of limitations have expired for all tax years prior to 2016 and we are not currently under audit by the IRS or any state jurisdiction.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. During the first quarter of 2020, the Company elected to defer the employer portion of social security tax incurred from the date of the enactment of the CARES Act until the end of 2020. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 7 - Related Party Transactions
The Company utilizes some Quintana Capital Group, L.P. affiliate employees for certain accounting and risk management functions and incurs some tool rental and maintenance charges from Archer Well Company Inc. These amounts are reimbursed by the Company on a monthly basis.
At March 31, 2020 and 2019 QES had the following transactions with related parties (in thousands of U.S. dollars):

	March 31, 2020	December 31, 2019
Accounts payable to affiliates of Quintana Capital Group, L.P.	$133	$23
Accounts payable to affiliates of Archer Well Company Inc.	$22	$21

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
Operating expenses from affiliates of Quintana Capital Group, L.P.	$158	$172
Operating expenses from affiliates of Archer Well Company Inc.	$1	$4
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
Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect upon its interim unaudited condensed consolidated financial statement position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
NOTE 9 - Segment Information
The Company continuously reviews the information to be reviewed by the Company’s Chief Operating Decision Maker (“CODM”) and has determined that QES continues to operate under four reportable segments: Directional Drilling, Pressure Pumping, Pressure Control and Wireline. These segments have been selected based on the operating results that are regularly reviewed by the Company’s CODM to make decisions about resource allocation and segment performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures, which include Adjusted EBITDA.
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

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pressure Pumping
Our Pressure Pumping segment provides hydraulic fracturing stimulation services, cementing services and acidizing services. The majority of the revenues generated in this segment are derived from Pressure Pumping services focused on hydraulic fracturing, cementing and acidizing services in the Permian Basin, Mid-Continent region and the DJ/Powder River Basin. These pressure pumping and stimulation services are primarily used in the completion, production and maintenance of oil and gas wells. Customers for this segment include large public E&P operators as well as independent oil and gas producers.
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
Segment Adjusted EBITDA
The Company views Adjusted EBITDA as an important indicator of segment performance. The Company defines Segment Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets - excluding (gain) loss of lost in hole assets, stock-based compensation, transaction expenses, rebranding expenses, settlement expenses, restructuring expenses, impairment expenses, severance expenses and equipment stand-up expense. The CODM uses Segment Adjusted EBITDA as the primary measure of segment operating performance.
The following table presents a reconciliation of Segment Adjusted EBITDA to net (loss) income (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019
Segment Adjusted EBITDA:
Directional Drilling	$5,490	$9,480
Pressure Pumping	959	(3,504)
Pressure Control	(191)	3,241
Wireline	(1,678)	2,064
Corporate and Other	(5,355)	(6,877)
Impairment	(9,273)	—
Income tax expense	(80)	(177)
Interest expense	(729)	(671)
Depreciation and amortization	(9,894)	(12,440)
Gain on disposition of assets	26	23
Net loss	$(20,725)	$(8,861)

Financial information related to the Company’s total assets position as of March 31, 2020 and December 31, 2019, by segment, is as follows (in thousands of U.S. dollars):

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2020	December 31, 2019
Directional Drilling	$93,433	$99,456
Pressure Pumping	42,321	45,875
Pressure Control	54,581	67,685
Wireline	17,854	21,304
Total	$208,189	$234,320
Corporate & Other	20,164	6,209
Total assets	$228,353	$240,529

	Three Months Ended March 31, 2020
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$50,248	$16,149	$19,041	$7,363	$92,801
Depreciation and amortization	$3,017	$2,822	$3,258	$797	$9,894
Capital expenditures	$4,441	$249	$1,944	$101	$6,735

	Three Months Ended March 31, 2019
	Directional Drilling	Pressure Pumping	Pressure Control	Wireline	Total
Revenues	$61,956	$28,631	$28,775	$22,303	$141,665
Depreciation and amortization	$2,966	$5,478	$2,932	$1,064	$12,440
Capital expenditures	$3,391	$3,289	$5,048	$910	$12,638

NOTE 10 - Stock-Based Compensation
As of March 31, 2020, the Company had three types of stock-based compensation under the Company’s 2018 Long-Term Incentive Plan, (i) restricted stock awards (“RSA”) issued to directors, (ii) restricted stock units (“RSU”) issued to executive officers and other key employees and (iii) performance stock units (“PSU”), which are RSUs with performance requirements, issued to executive officers and other senior management. Stock-based compensation issued prior to the Company’s IPO was subject to a dual vesting requirement, one of which was the time vesting component and the other was the consummation of a specified transaction, which included an initial public offering. As the IPO occurred on February 9, 2018, there was no stock-based compensation expense recognized in periods prior to the IPO. The stock-based compensation awards and units are classified as equity awards as they are settled in shares of QES common stock.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2020 and 2019 (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019
Restricted stock awards	$175	$166
Restricted stock units	1,809	2,131
Performance stock units	487	454
Stock-based compensation expense	$2,471	$2,751

i. Restricted Stock Awards

In January 2020, the Company’s Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company’s non-executive directors. During the first quarter 2020, we granted 230,769 RSAs, which had a grant date fair value of $2.60 per share. The stock awards fully vest in February 2021.

In January 2019, the Company's Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company's non-executive directors. During the first quarter 2019, we granted 140,844 RSAs, which had a grant date fair value of $4.26 per share. The stock awards fully vested in February 2020.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the Company’s Compensation Committee of the Board of Directors approved the issuance of RSAs to the Company’s non-executive directors. During the second quarter 2018, we granted 57,145 RSAs, which had a grant date fair value of $8.75 per share. The stock awards fully vested in February 2019.

The Company recognized these RSAs at fair value based on the closing price of the Company’s common stock on the date of grant. The compensation expense associated with these RSAs will be amortized into income on a straight-line basis over the vesting period.

As of March 31, 2020 and 2019, the total unamortized compensation costs related to the non-executive RSAs was $0.5 million and zero, which the Company expects to recognize over the remaining vesting period of 0.9 years.

ii. Restricted Stock Units

During the first quarter 2020, executive officers and key employees were granted a total of 900,597 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the RSU’s grant date provided that the employee remains employed by the Company at the applicable vesting date.

During the first quarter 2019, executive officers and key employees were granted a total of 897,967 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the RSU’s grant date provided that the employee remains employed by the Company at the applicable vesting date.

During the second quarter 2018, executive officers and key employees were granted a total of 476,042 RSUs, net of forfeitures, under the 2018 Long-Term Incentive Plan. These RSUs vest ratably over a three-year service condition with one-third vesting on each anniversary of the Company’s IPO provided that the employee remains employed by the Company at the applicable vesting date.

The Company recognized these RSUs at fair value based on the closing price of the Company’s common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period.

As of March 31, 2020 and 2019, total unamortized compensation cost related to unvested restricted stock units was $9.1 million and $18.3 million, respectively, which the Company expects to recognize over the remaining weighted-average period of 2.08 years.

A summary of the status and changes during the three months ended March 31, 2020 of the Company’s shares of non-vested RSUs is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2019:	1,589	$11.53	1.60
Granted	901	2.60	2.81
Forfeited	28	—	—
Vested	645	—	—
Outstanding at March 31, 2020:	1,817	$8.30	2.04

iii. Performance Stock Units

During the first quarter 2020, executive officers and senior management were awarded a total of 941,171 PSUs under the 2018 Long-Term Incentive Plan. The 2020 PSUs are equally divided into two parts, each part is subject to both a performance and service requirement. Under current accounting guidance, the first part of 470,585 PSUs which is subject to a relative total stockholder return performance requirement (the "2020 R-TSR PSUs"), to be measured as of December 31, 2019, and a service requirement are accounted for as being granted. The second part of 470,586 PSUs, were awarded but are not yet considered granted, as these PSUs remain subject to the performance of management and the Company during the period between January 1, 2020 and December 31, 2020 as to be determined by the Board’s Compensation Committee. Any PSUs that have not been earned at the end of a

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

performance period will be forfeited. Should the grantee satisfy the service requirement applicable to such earned performance share unit, vesting shall occur in equal installments on the anniversary of the Company's IPO in 2021, 2022 and 2023.

During the first quarter 2019, executive officers and senior management were awarded a total of 646,966 PSUs under the 2018 Long-Term Incentive Plan. The 2019 PSUs were split equally into two parts, each part representing 323,483 PSUs. The first part of 323,483 PSUs was subject to a relative total stockholder return performance requirement to be measured as of December 31, 2019, and a service requirement (the "2019 R-TSR PSUs"). Under current accounting guidance, the 2019 R-TSR PSUs were accounted for as being granted. The second part of 323,483 PSUs, which were awarded but were not yet considered granted, (the "2019 Discretionary PSUs") were based on the performance of management and the Company during the period between January 1, 2019 and December 31, 2019 as determined by the Board’s Compensation Committee. In addition to forfeitures from employee terminations during 2019, any PSUs that were not earned at the end of the performance period were forfeited. Allowing for the various forfeitures to date, the remaining earned 2019 PSUs, should the grantee satisfy the applicable service requirement, shall vest in equal installments on the anniversary of the Company’s IPO in 2020, 2021 and 2022.

During the second quarter 2018, executive officers and senior management were granted a total of 425,083 PSUs under the 2018 Long-Term Incentive Plan. The PSUs were subject to both a performance and service requirement. The PSUs required the achievement of a certain performance as measured on December 31, 2018, based on (i) the Company’s performance with respect to relative total stockholder return and (ii) the Company’s performance with respect to absolute total stockholder return. Any PSUs that were not earned at the end of the performance period were forfeited. The remaining earned 2018 PSUs, should the grantee satisfy the applicable service requirement, shall vest in equal installments on the first three anniversaries of the Company’s IPO.

The Company recognized the 2019 R-TSR PSUs deemed granted in 2019 and the 2020 R-TSR PSUs deemed granted in 2020 at their fair values determined using the Monte Carlo simulation model. The compensation expense associated with these PSUs will be amortized on a graded straight line basis over the vesting period.

In January 2020, 184,678 of the 2019 Discretionary PSUs were granted when the Board's Compensation Committee unanimously approved an achievement of 80.0% of the overall awarded 2019 Discretionary PSUs. In addition to the achievement approval, the Compensation Committee approved a motion to cash settle the Discretionary PSUs over a three-year vesting schedule per the grant’s original terms. No equity shares were issued.

These earned 2019 Discretionary PSUs are amortized on a straight line basis over the remaining vesting period, based on the QES stock price on each vesting date, and recorded to stock based compensation expense on the income statement. The 2019 Discretionary PSUs are treated as liability awards since they are settled in cash.

As of March 31, 2020 and 2019, the total unamortized compensation cost related to unvested PSUs was $1.8 million and $2.3 million, respectively. The Company expects to recognize the expense over the remaining weighted-average period of 2.53 years.

A summary of the outstanding PSUs for the three months ended March 31, 2020 is as follows:

	Number of Shares (in thousands)	Grant Date Fair Value per Share	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2019	315	$4.84	1.91
Granted	471	2.96	2.81
Forfeited	2	—	—
Vested	134	—	—
Outstanding at March 31, 2020	650	$3.71	2.45

NOTE 11 - Loss Per Share

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic loss per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. A reconciliation of the number of shares used for the basic EPS computation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributed to common share holders	$(20,725)	$(8,861)
Denominator:
Weighted average common shares outstanding - basic	33,563	33,685
Weighted average common shares outstanding - diluted	33,563	33,685
Net loss per common share:
Basic	$(0.62)	$(0.26)
Diluted	$(0.62)	$(0.26)
Potentially dilutive securities excluded as anti-dilutive [1]	2,698	2,492
1 The Company’s potentially dilutive securities include outstanding RSAs, RSUs and PSUs.
NOTE 12. SUBSEQUENT EVENTS
Merger Agreement

On May 3, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an indirect wholly owned subsidiary of KLX Energy Services Holdings, Inc., a Delaware corporation (“KLXE”), will merge with and into QES, in an all-stock merger transaction (the "Merger"). QES will continue as the surviving corporation and become an indirect wholly owned subsidiary of KLXE. Upon closing of the merger, KLXE stockholders will own approximately 59% and QES stockholders will own approximately 41% of the combined company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of QES common stock, par value $0.01 per share (the “QES Common Stock”), will automatically be converted into the right to receive 0.4844 shares of KLXE common stock (the “Exchange Ratio”), par value $0.01 per share (the “KLXE Common Stock”). QES RSUs held by employees and executive officers will automatically be converted into RSU awards with respect to shares of KLXE Common Stock based on the Exchange Ratio, in the manner set forth in the Merger Agreement. RSUs held by non-executive directors will vest at the closing of the Merger in accordance with the terms of the underlying award agreements and will be canceled in exchange for shares of KLXE Common Stock based on the Exchange Ratio. Holders of QES Common Stock will receive cash in lieu of any fractional shares of KLXE Common Stock they would otherwise be entitled to receive.

The Merger is intended to be treated for United States federal income tax purposes (i) with respect to the holders of shares of QES Common Stock, as a taxable sale of such shares to Krypton Intermediate LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of KLXE (“Acquiror”) and (ii) with respect to KLXE, as a purchase of the shares of QES Common Stock from the holders of such shares by Acquiror.

Following the closing of the Merger, the KLXE Common Stock will continue to be listed on the Nasdaq Global Select Market (“Nasdaq”).

Conditions to Close and Covenants

The Merger Agreement provides that KLXE will, prior to or concurrently with the closing of the Merger, repay in full our ABL Facility.

The consummation of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by QES stockholders and approval of the issuance of KLXE Common Stock in connection with the Merger by KLXE stockholders, (ii) the absence of certain legal impediments, (iii) the approval for listing of KLXE Common Stock issuable in the Merger on Nasdaq and (iv) the effectiveness of the registration statement on Form S-4, pursuant to which the shares of KLXE Common Stock issuable in the Merger will be registered with the SEC.

QUINTANA ENERGY SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding (i) the conduct of their respective businesses during the period between signing and closing, (ii) obligations to convene and hold meetings of their respective stockholders to obtain the required stockholder approvals and (iii) obligations to cooperate with each other to prepare and file a registration statement on Form S-4 and joint proxy statement with the SEC.

Termination Fees

If the Merger Agreement is terminated in certain circumstances, KLXE or QES may be required to pay a termination fee of $3 million to the other party and reimburse the other party for its expenses of up to $1.5 million. If the Merger Agreement is terminated by QES or KLXE due to the failure of either party’s stockholders to approve the Merger under certain circumstances, then the party who failed to obtain such stockholder approval may be required to reimburse the other party for up to $1.5 million of expenses, but such party will not be required to pay a termination fee.

Repurchase Program
Our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, was suspended during May of 2020. As of May 1, 2020, the Company had purchased 1.1 million shares for an aggregate of $3.1 million over the life of this program.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On April 27, 2020, the Company was notified by the NYSE that the average closing price of the Company’s shares of common stock, par value $0.01 per share (the “Common Stock”), had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing price required to maintain continued listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.

Under the NYSE’s rules, the Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. However, due to unprecedented market-wide declines as a result of the spread of COVID-19, on April 21, 2020, the SEC approved the NYSE proposal to toll the cure period for the minimum share price requirement through June 30, 2020. Consequently, the Company has a period of six months, beginning on July 1, 2020, to regain compliance with the minimum share price requirement. To regain compliance, on the last trading day in any calendar month during the cure period, the Common Stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 trading day period ending on the last trading day of such month.

The Company intends to consider all available options to cure the deficiency and regain compliance. The notice does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (this “Quarterly Report”) contains certain statements and information, including, without limitation, statements regarding the consummation of the proposed Merger (defined below), that may constitute forward-looking statements, which are subject to a number of risks and uncertainties and are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

•	the extraordinary market environment and impacts resulting from the COVID-19 pandemic and related swift and material decline in global crude oil demand and crude oil prices;

•	our ability to consummate and realize the anticipated benefits of the proposed Merger with KLX Energy Services Holdings, Inc.;

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	uncertainty regarding our future operating results;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	our ability to regain compliance with the New York Stock Exchange’s (the “NYSE”) continued listing standards and avoid the delisting of our common stock from the NYSE;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	loss or corruption of our information in a cyberattack on our computer systems;

•	the supply and demand for oil and natural gas;

•	our customers’ ability to obtain capital or financing needed for oil and natural gas exploration and production operations;

•	business acquisitions;

•	general economic conditions;

•	credit markets;

•	the occurrence of a significant event or adverse claim in excess of the insurance we maintain;

•	seasonal and adverse weather conditions that can affect oil and natural gas operations;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the possibility that the Merger may not be consummated in a timely manner, or at all; the diversion of management in connection with the Merger and our ability to realize the anticipated benefits of the Merger; disruption from the proposed Merger may make it more difficult to maintain relationships with customers, employees or suppliers; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; the current significant surplus in the supply of oil and the ability of the OPEC+ countries to agree on and comply with supply limitations; and the duration and magnitude of the unprecedented decline in commodity prices and disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, including decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our ABL Facility (as defined below), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on our ABL Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Credit Facility.”
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
Our Directional Drilling segment enables efficient drilling and guidance of the horizontal section of a wellbore using our technologically-advanced fleet of downhole motors and 117 measurement while drilling ("MWD") kits. Our Pressure Pumping segment includes hydraulic fracturing, cementing and acidizing services, and such services are supported by a high-quality pressure pumping fleet of approximately 253,150 hydraulic horsepower (“HHP”) as of March 31, 2020. Our primary pressure pumping focus is on large hydraulic fracturing jobs. Our Pressure Control segment includes various forms of well control, completions and workover applications through our 24 coiled tubing units, 11 of which are 2.375 inch or larger ("Large Diameter"), 36 rig-assisted snubbing units and ancillary equipment. As of March 31, 2020, our Wireline segment included 33 wireline units providing a full range of pump-down services in support of unconventional completions, and cased-hole wireline services enabling reservoir characterization.
Proposed Merger with KLX Energy Services Holdings, Inc. On May 3, 2020, we entered into an agreement and plan of merger (the “Merger Agreement”) with KLX Energy Services Holdings, Inc., a Delaware corporation (“KLXE”), Krypton Intermediate LLC, a Delaware limited liability company and indirect wholly owned subsidiary of KLXE, and Krypton Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of KLXE (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into QES in an all-stock merger transaction, with QES surviving as an indirect wholly owned subsidiary of KLXE (the “Merger”). Pursuant to the Merger Agreement, each issued and outstanding share of our common stock will be converted into the right to receive 0.4844 shares of KLXE common stock. It is currently expected that, immediately following the closing of the Merger (“Closing”), former QES stockholders will own approximately 41% and KLXE stockholders will own approximately 59% of the issued and outstanding shares of the combined company. Following the Closing, the KLXE common stock will continue to be listed on the Nasdaq Global Select Market (“Nasdaq”). The Merger is intended to be treated for U.S. federal income tax purposes (1) with respect to the holders of shares of QES common stock, as a taxable sale of such shares to Acquiror and (2) with respect to KLXE, as a purchase of the shares of QES common stock from the holders of such shares by Acquiror.
The Closing is subject to customary closing conditions, including, among others, (1) the adoption of the Merger Agreement by QES stockholders and approval of the issuance of KLXE common stock in connection with the Merger by KLXE’s stockholders, (2) the absence of certain legal impediments, (3) the approval for listing of KLXE common stock issuable in the Merger on Nasdaq and (4) the effectiveness of the registration statement on Form S-4, pursuant to which the shares of KLXE common stock issuable in the Merger will be registered with the SEC.
The Merger Agreement also provides that KLXE will, prior to or concurrently with the Closing, repay in full all outstanding debt of QES under that certain five-year asset-based revolving credit agreement, dated as of February 13, 2018 (the “ABL Facility”), with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent.
We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on our operations, as set forth in the Merger Agreement. Following consummation of the Merger, the combined company’s board of directors will consist of nine directors, five of whom will be designated by KLXE from the legacy KLXE Board, including John Collins as Chairman, and four of whom will be designated by QES from the legacy QES Board. The President and Chief Executive Officer of QES and the Chief Financial Officer of QES will continue to serve as the President and Chief Executive Officer, and the Chief Financial Officer, respectively, of the combined company following the Closing.
Please read “Note 12 - Subsequent Events” and our Current Report on Form 8-K filed with the SEC on May 4, 2020 for further discussion of the Merger and other transactions contemplated thereby and Part I, Item 1A. “Risk Factors” of this Quarterly Report for risks related thereto.

COVID-19 Pandemic and Market Conditions Update
The impacts on our business of both the recent significant decline in commodity prices due to the recent actions of foreign oil producers such as Saudi Arabia and Russia and the COVID-19 outbreak are unprecedented. We will continue to focus on our customer base and maintaining safe and reliable operations and are working with our customers to further align activity and volume expectations.
Market Conditions. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, OPEC and other oil producing nations (“OPEC+”) were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future.
The recent decline in commodity prices adversely affected shale producers in the United States, including our customers. The outlook for high-cost producers, smaller operators and those companies with high levels of debt appears to be more challenging as we progress through 2020; especially as the operators simultaneously cope with a low oil-price scenario, lower demand for crude and refined products resulting from the 25-30 million barrels per day destruction associated with the global COVID-19 pandemic, a shifting strategy for operators to remain within cash flow, limited storage capacity for production and the need to shore up revenue and manage debt obligations.
In response, our customers have significantly reduced their 2020 capital investment programs, which is expected to result in a decline in demand for our services. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a potential global economic recession. In addition, our customers are experiencing significant downstream capacity and storage constraints in the near term. If constraints continue such that storage becomes unavailable to our customers or commodity prices remain depressed, they may be forced or elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for our services.
Current and Future Expected Impact to the Company. The COVID-19 outbreak and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter, a trend we expect to continue into the second quarter and beyond. Additionally, the risks associated with the virus have impacted our workforce and the way we meet our business objectives. We have provided information regarding our current status and expectation regarding impact to our Company below, however, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the extent of the impact they will have on the Company’s business, liquidity, consolidated results of operations and consolidated financial condition, or the pace of any subsequent recovery.

•
Decline in Demand and Pricing for our Services - The COVID-19 outbreak and the related significant decrease in the price of oil, along with the mix of moderated 2020 budgets, a shifting strategy for operators to remain within cash flow, and reduced overall activity levels created a decline in demand and pricing for our services. The financial results for the first quarter of 2020 reflect some of the reduced activity experienced towards the latter part of the quarter, and we expect significant further declines to accelerate in the second quarter and lower pricing and activity levels to continue until there are clear signs of a commodity price recovery.

We believe, however, that there are several catalysts that could potentially increase demand for our services from their current levels in the future, including a more constructive commodity price environment, a material inventory of drilled but uncompleted wells and eventual recovery of the market as the impacts of COVID-19 diminish and activities return to normal.

•
Focus on Workplace Safety - Our business is considered “essential” in all of our areas of operation. To protect our workforce in the wake of COVID-19, we have taken steps to keep our people safe by supporting those affected, mandating that as many employees and contractors as possible work from home, and monitoring those who cannot do so and are required to be at work, as well as monitoring the Center for Disease Control (“CDC”), national, state and local guidance in preparing and responding to the outbreak in our areas of operations. We have also implemented certain protocols should an employee become sick with COVID-19. Thus far, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home. However, our continuing operations and management of the immediate and contingent safety measures for our employees would likely become increasingly difficult if employees are infected by COVID-19 and the practical difficulties of social distancing impact productivity.

•
Decline in Share Price / NYSE Delisting - We have experienced a sharp decline in our share price over the first quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our share price or continued listing compliance. We are in compliance with the covenants contained in our revolving credit facility. On April 27, 2020, we received written notice from the NYSE advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We can regain compliance if, at any time in the six-month period following June 30, 2020, the closing price of our common stock on the last trading day of any month is at least $1.00 and the 30 trading-day average closing price of its common stock on such day is also at least $1.00. We are considering various options we may take in an effort to cure this deficiency and regain compliance. If our common stock ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have adverse consequences including, among others: lower demand and market price for our common stock; adverse publicity; and a reduced interest in our company from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation.

•
Impairment - We performed impairment assessments on property, plant and equipment. During the first quarter of 2020, we conducted a review of all of our segment asset groups in consideration of the completion of our first quarter 2020 forecast which provided additional insights into expectations of lower growth and margins for the Pressure Pumping, Pressure Control and Wireline segment asset groups. As a result of our review, we determined that the sum of the estimated undiscounted future cash flows of these asset groups was below their respective carrying amounts and thus were not recoverable. As a result, we performed an impairment assessment for these asset groups as of March 31, 2020 and impaired the carrying value to estimated fair value and recognized a non-cash impairment loss of $9.3 million.

Given this market environment, we are focused on prioritizing free cash flow and protecting our balance sheet and mitigating the impacts of COVID-19 summarized above to our business, liquidity, consolidated results of operations and consolidated financial condition. In response to this environment, we executed the following elements of our business continuity plan:

•
Implemented Further Operating and G&A Cost Reductions - The Company recently implemented a series of additional cost reductions in response to declining customer activity and commodity price instability. In April 2020, the Company took the following actions to reduce its cost structure and protect its balance sheet:

◦	Made significant reductions in compensation expense;

◦	Implemented a workforce reduction in order to align with market demand; and

◦	Pursued other cost reductions, including the idling of three additional locations and both active hydraulic fracturing spreads.

•
Reduced our 2020 organic capital investment program - We reduced our 2020 organic capital investment program by approximately 50%, or $10.0 to $15.0 million, to a range of $10.0 to $15.0 million, to reflect reductions in non-essential capital spending.

•
Preserve balance sheet - At March 31, 2020, we had $23.2 million of cash and cash equivalents and $21.2 million availability on the ABL Facility, which resulted in a total liquidity position of $44.4 million.

We have taken steps and continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and a challenging market with heightened competition, rig declines, large-scale consolidation among our customers, increased volatility and customer budget exhaustion on our operations, our financial condition and our people, however, given the tremendous uncertainty and turmoil, there is no certainty that the measures we take will ultimately be sufficient.
In light of these challenging conditions, we remain focused on (i) maintaining market share via our best in class service offering and superior execution in the field, (ii) maximizing profitable activity, including high-grading customers in an effort to increase utilization and efficiencies and improve margins as well as optimizing our cost structure, and (iii) continuing our capital spending prudence and maintaining a conservative balance sheet. Additionally, we remain disciplined in evaluating potential growth opportunities, and will continue to focus on rationalizing unutilized assets and high grading our fleet to create value for shareholders. Beyond cost reductions, we have also actively pursued opportunities in adjacent geographic markets in an effort to attain better pricing, utilization and margins. We will continue to focus on asset rationalization and evaluation of our cost structure, and maintaining a strong balance sheet and considerable liquidity should weak conditions persist for an extended period of time.
How We Generate Revenue and the Costs of Conducting Our Business
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, global or national outbreak of infectious disease, such as the recent

COVID-19 pandemic, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequential impact on E&P activity could adversely impact the level of drilling, completion and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
We derive a majority of our revenues from services supporting oil and natural gas operations. As oil and natural gas prices fluctuate significantly, demand for our services correspondingly change as our customers must balance expenditures for drilling and completion services against their available cash flows. Because our services are required to support drilling and completion activities, we are also subject to changes in spending by our customers as oil and natural gas prices fluctuate.

Driven by the steep drop in crude oil prices and decrease in demand associated with the COVID-19 pandemic, the Baker Hughes land rig count fell by 10% for the first quarter of 2020. For the three months ended 2020, rig counts decreased by a total of 74 rigs from 775 rigs to 701 rigs sequentially. As of May 1, 2020, West Texas Intermediate (“WTI”) crude oil prices closed at $18.84 per Bbl and the lower 48 U.S. land rig count decreased 312 additional rigs, or 44.5%, to 389 rigs since March 31, 2020.

Crude oil prices decreased 67% sequentially during the first quarter of 2020. WTI decreased $31.55, or 60.9%, to $20.28 per Bbl on March 31, 2020, compared to the closing price on March 31, 2019 of $51.83 per Bbl. The fall in crude oil prices had a negative impact on our first quarter 2020 condensed consolidated results of operations, particularly those tied to activity in the U.S. shale play regions. Prices have continued to be extremely volatile during the second quarter of 2020, ranging from an unprecedented negative $2.72 per Bbl to $29.01 per Bbl. If the current pricing environment for crude oil does not improve, our customers are expected to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our services, which would adversely affect our future results of operations, cash flows and financial position.
Directional Drilling: Our Directional Drilling segment provides the highly technical and essential services of guiding horizontal and directional drilling operations for E&P companies. We offer premium drilling services including directional drilling, horizontal drilling, under-balanced drilling, MWD and rental tools. Our package also offers various technologies, including our positive pulse MWD navigational tool asset fleet, mud motors and ancillary downhole tools, as well as electromagnetic navigational systems. We also provide a suite of integrated and related services, including downhole rental tools. We generally provide directional drilling services on a day-rate or hourly basis. We charge prevailing market prices for the services provided in this segment, and we may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary by location and depend on the equipment and personnel required for the job and the market conditions in the region in which the services are performed.
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
Although we do not typically enter into long-term contracts for our services in this segment, we have long standing relationships with our customers in this segment and believe they will continue to utilize our services. As of March 31, 2020, 93.3% of our directional drilling activity was tied to “follow-me rigs,” which involve non-contractual, generally recurring services as our drilling team members follow a drilling rig from well-to-well or pad-to-pad for multiple wells or pads, and in some cases, multiple years. Despite the decline in drilling activity in 2019 extending into 2020, we have increased the number of “follow me rigs” from approximately 56 as of December 31, 2019 to 60 as of March 31, 2020.
Our Directional Drilling segment accounted for approximately 54.1% and 43.7% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
Pressure Pumping: Our Pressure Pumping segment provides hydraulic fracturing services including stimulation, cementing and acidizing services. The majority of the revenues generated from the Pressure Pumping segment are derived from hydraulic fracturing services in the Permian Basin, Mid-Continent and Rocky Mountain regions. For the three months ended March 31, 2020 and 2019, 90.2% and 93.8% of Pressure Pumping revenues were generated by a quarterly average of 2 hydraulic fracturing fleets and 3 hydraulic fracturing fleets, respectively. Due to an increase in demand during the early portion of the first quarter of 2020, we reactivated our second hydraulic fracturing fleet and maintained strong utilization throughout the quarter; however, as activity decreased, we idled a spread at the end of March 2020 and idled our remaining spread during April 2020. Demand for our cementing, acidizing and small hydraulic fracturing services experienced significant decreases during March of 2020. Our equipment is prepared to respond and redeploy as soon as demand recovers and adequate returns can be achieved.

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
During the first quarter of 2020, Pressure Pumping segment recognized a non-cash impairment loss of $2.5 million. For more information on our impairment activity, please see “Note 2 - Impairment”.
Our Pressure Pumping segment accounted for approximately 17.4% and 20.2% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
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
We are one of a handful of companies in the market place to offer comprehensive well control solutions. Our well control service offering includes emergency services, critical well services, prevention services and risk advisory services. We offer a broad suite of well control equipment and can custom tailor bespoke tools and equipment for well control applications. Additionally, we forward stage firefighting equipment in-basin throughout the U.S. market. Our services are provided by a dedicated team of deeply experienced team members averaging more than 25 years of industry experience.
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
During the first quarter of 2020, the Pressure Control segment recognized a non-cash impairment loss of $5.1 million. For more information on our impairment activity, please see “Note 2 - Impairment”
Our Pressure Control segment accounted for approximately 20.5% and 20.3% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
Wireline: Our Wireline segment principally works in connection with hydraulic fracturing services in the form of pump-down services for setting plugs between hydraulic fracturing stages, as well as with the deployment of perforation equipment in connection with “plug-and-perf” operations. We offer a full range of other pump-down and conventional cased-hole electric wireline services. We provide cased-hole production logging services, injection profiling, mechanical services and pipe recovery services. These services are also offered in the Petrochemical and Industrial market.
We provide our Wireline services on a spot market basis or subject to a negotiated pricing agreement. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to a few weeks. We typically charge the customer for these services on a per job basis at agreed-upon spot market rates.
During the first quarter of 2020, our Wireline segment recognized a non-cash impairment loss of $1.6 million. For more information on our impairment, please see “Note 2 - Impairment”
Our Wireline segment accounted for approximately 7.9% and 15.7% of our revenues for the three months ended September 30, 2019 and 2018, respectively.
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
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain)/loss on disposition of assets, stock-based compensation, transaction expenses, rebranding expenses, settlement expenses, severance expenses, restructuring expenses and equipment stand-up expense.
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

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following tables provide selected operating data for the periods indicated (in thousands except Other Operational Data).

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)
Revenues:	$92,801	$141,665
Costs and expenses:
Direct operating costs	81,490	121,551
General and administrative	12,086	15,710
Depreciation and amortization	9,894	12,440
Gain on disposition of assets	(26)	(23)
Impairment	9,273	—
Operating loss	(19,916)	(8,013)
Non-operating loss expense:
Interest expense	(729)	(671)
Other income	—	—
Loss before income tax	(20,645)	(8,684)
Income tax expense	(80)	(177)
Net loss	$(20,725)	$(8,861)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)
Segment Adjusted EBITDA:
Directional Drilling	$5,490	$9,480
Pressure Pumping	959	(3,504)
Pressure Control	(191)	3,241
Wireline	(1,678)	2,064
Adjusted EBITDA (1)	$2,379	$7,554
Other Operational Data:
Drilling rig days (2)	4,356	5,279
Average monthly directional rigs on revenue (3)	60	82
Total hydraulic fracturing stages	810	853
Average hydraulic fracturing revenue per stage	$17,989	$31,501

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
Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. We define Adjusted EBITDA as net income (loss) plus income taxes, net interest expense, depreciation and amortization, impairment charges, net (gain) loss on disposition of assets, stock-based compensation, transaction expenses, rebranding expenses, settlement expenses, restructuring expenses, impairment expenses, restructuring expenses and equipment stand-up expense.
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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended March 31, 2020 and 2019 (in thousands of U.S. dollars):

	Three Months Ended
	March 31, 2020	March 31, 2019
Adjustments to reconcile Adjusted EBITDA to net loss:
Net loss	$(20,725)	$(8,861)
Income tax expense	80	177
Interest expense	729	671
Depreciation and amortization expense	9,894	12,440
Gain on disposition of assets, net	(26)	(23)
Impairment	9,273	—
Stock-based compensation	2,471	2,751
Rebranding expense	—	16
Settlement expense	412	383
Severance expense	271	—
Adjusted EBITDA	$2,379	$7,554

Revenue. The following table provides revenues by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Directional Drilling	$50,248	$61,956
Pressure Pumping	16,149	28,631
Pressure Control	19,041	28,775
Wireline	7,363	22,303
Total revenue	$92,801	$141,665
Revenue for the three months ended March 31, 2020, decreased by $48.9 million, or 34.5%, to $92.8 million from $141.7 million for the three months ended March 31, 2019. The change in revenue by segment was as follows:
Directional Drilling revenue decreased by $11.8 million, or 19.0%, to $50.2 million for the three months ended March 31, 2020, from $62.0 million for the three months ended March 31, 2019. This decrease was primarily attributable to a 2.3% decrease in day rate and a decrease in drilling rig days for the three months ended March 31, 2020. Rig days decreased by 17.5%, or 923 rig days, to 4,356 as compared to the same period in 2019. Approximately 94.6% of our Directional Drilling segment revenue was derived from directional drilling and MWD activities for the three months ended March 31, 2020 compared to 97.1% for the three months ended March 31, 2019.
Pressure Pumping revenue decreased by $12.5 million, or 43.7%, to $16.1 million for the three months ended March 31, 2020, from $28.6 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in demand for hydraulic fracturing in our areas of operation, which led to our stacking of two hydraulic fracturing fleets in March of 2020, as opposed to three active hydraulic fracturing fleets that were in service during the three months ended March 31, 2019.

This drove a corresponding 5.0% decrease in stages to 810 for the three months ended March 31, 2020. Additionally, we experienced a 42.9% decrease in average revenue per stage to $17,989 for the three months ended March 31, 2020, from $31,501 for the three months ended March 31, 2019, due to pricing pressure driven by the current competitive dynamics in the market. Approximately 90.2% of our Pressure Pumping revenue was derived from hydraulic fracturing services for the three months ended March 31, 2020, compared to 93.8% for the three months ended March 31, 2019.
Pressure Control revenue decreased by $9.8 million, or 34.0%, to $19.0 million for the three months ended March 31, 2020, from $28.8 million for the three months ended March 31, 2019. This decrease was primarily attributable to the impact of the recent slowdown and decrease in demand for Pressure Control services. During the three months ended March 31, 2020, our Pressure Control segment's weighted average utilization and revenue days decreased 17.0% and 31.3% compared to three months ended March 31, 2019. This was partially offset by more actively deployed Large Diameter coiled tubing units compared to the prior year and a 6.9% increase in weighted average revenue per day to $21,650 for the three months ended March 31, 2020.
Wireline revenue decreased by $14.9 million, or 66.8%, to $7.4 million for the three months ended March 31, 2020, compared to $22.3 million for the three months ended March 31, 2019. Wireline's revenue days and revenue per day decreased by 62.2% and 12.7%, respectively for the three months ended March 31, 2020. Approximately 83.1% of our Wireline revenue was derived from unconventional services for the three months ended March 31, 2020, compared to 86.5% for the three months ended March 31, 2019.
Direct operating expenses. The following table provides our direct operating expenses by segment for the periods indicated (in thousands of U.S. dollars):

	Three Months Ended
	March 31, 2020	March 31, 2019
Direct operating expenses:
Directional Drilling	$41,809	$48,735
Pressure Pumping	13,998	30,310
Pressure Control	17,519	23,279
Wireline	8,164	19,227
Total direct operating expenses	$81,490	$121,551
Direct operating expenses for the three months ended March 31, 2020 decreased by $40.1 million, or 33.0%, to $81.5 million, from $121.6 million for the three months ended March 31, 2019. The change in direct operating expense was attributable to our segments as follows:
Directional Drilling direct operating expenses decreased by $6.9 million, or 14.2%, to $41.8 million for the three months ended March 31, 2020, from $48.7 million for the three months ended March 31, 2019. This decrease was primarily attributable to decreased equipment repair and maintenance costs and lower rental tool expenses driven by lower rig days and activity levels over the same period for the three months ended March 31, 2019.
Pressure Pumping direct operating expenses decreased by $16.3 million, or 53.8%, to $14.0 million for the three months ended March 31, 2020, from $30.3 million for the three months ended March 31, 2019. This decrease was primarily attributable to decreased activity driven by a 5.0% decrease in hydraulic fracturing stages completed to 810 stages compared to 853 stages completed in the three months ended March 31, 2019, which resulted in reduced direct operating expense associated with materials, equipment and personnel costs. Pressure Pumping had two active fleets during the three months ended March 31, 2020 compared to three active fleets during the three months ended March 31, 2019. This reduction in active spreads along with the optimization of our cost structure further contributed to lower costs associated with personnel for the three months ended March 31, 2020.
Pressure Control direct operating expenses decreased by $5.8 million or 24.9%, to $17.5 million for the three months ended March 31, 2020, from $23.3 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower costs associated with personnel, equipment and consumables for the three months ended March 31, 2020.
Wireline direct operating expenses decreased by $11.0 million, or 57.3%, to $8.2 million for the three months ended March 31, 2020, from $19.2 million for the three months ended March 31, 2019. This decrease was primarily driven by decreased activity levels and headcount reductions driving lower costs associated with personnel, equipment and consumables.
General and administrative expenses ("G&A"). G&A expenses represent the costs associated with managing and supporting our operations. These expenses decreased by $3.6 million, or 22.9%, to $12.1 million for the three months ended March 31, 2020, from $15.7 million for the three months ended March 31, 2019. The decrease in G&A expenses was primarily driven by the results of cost cuts fully taking effect during the third and fourth quarters of 2019 and G&A cost savings associated with the continued

optimization of our cost structure during the first quarter of 2020. Stock-based compensation expense of $2.5 million decreased compared to $2.8 million as of the three months ended March 31, 2019.
Depreciation and amortization. Depreciation and amortization decreased by $2.5 million, or 20.2%, to $9.9 million for the three months ended March 31, 2020, from $12.4 million for the three months ended March 31, 2019. The decrease in depreciation and amortization is primarily attributable to the fixed asset impairment recognized during the third quarter of 2019 resulting in a 30.0% reduction in fair market value of our depreciable property, plant and equipment balances compared to the three months ended March 31, 2019.
Interest expense. Interest expense of $0.7 million for the three months ended March 31, 2020, was consistent with $0.7 million for the three months ended March 31, 2019.
Adjusted EBITDA. Adjusted EBITDA for three months ended March 31, 2020 decreased by $5.2 million, or 68.4% to $2.4 million from $7.6 million for the three months ended March 31, 2019. The change in Adjusted EBITDA by segment was as follows:
Directional Drilling Adjusted EBITDA decreased by $4.0 million, or 42.1%, to $5.5 million in the three months ended March 31, 2020, compared to $9.5 million in the three months ended March 31, 2019. The decrease was primarily attributable to a 19.0% decrease in revenue as a result of lower utilization and pricing; partially offset by an associated 14.2% decrease in direct operating costs.
Pressure Pumping Adjusted EBITDA of $1.0 million during the three months ended March 31, 2020, increased, compared to a $3.5 million loss during the three months ended March 31, 2019. This increase was primarily attributable to the 53.8% overall decrease in direct operating expenses driven by the positive results of our recent restructuring and cost cutting initiatives.
Pressure Control Adjusted EBITDA decreased by $3.4 million, or 106.3% to a $0.2 million loss in the three months ended March 31, 2020, compared to $3.2 million in the three months ended March 31, 2019. The decrease was primarily attributable to a 34.0% decrease in revenue during the three months ended March 31, 2020 and a 31.3% decrease in total revenue days for the quarter.
Wireline Adjusted EBITDA decreased by $3.8 million, or 181.0% to $1.7 million loss in the three months ended March 31, 2020, compared to $2.1 million in the three months ended March 31, 2019. The incremental loss was primarily attributable to a $14.9 million revenue decrease driven by a 62.2% decrease in revenue days and a 12.7% decrease in day rates, partially offset by a 57.3% decrease in direct operating expenses.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity holders and borrowings under the ABL Facility (as defined below) and cash flows from operations. At March 31, 2020, we had $23.2 million of cash and cash equivalents and $21.2 million availability on the ABL Facility, which resulted in a total liquidity position of $44.4 million.

Volatile WTI prices, challenges created by the global COVID-19 pandemic and the current oil supply demand imbalance has further decreased demand for our services. Our cash flow from operations for the three months ended March 31, 2020 provided approximately $5.7 million in cash flows, and during the three months ended March 31, 2020, we paid down our debt by $9.0 million. As described in “COVID-19 Pandemic and Market Conditions Update - Current and Future Expected Impact to the Company” above, in response to declining customer activity and commodity price instability, we recently implemented a series of additional cost reductions to reduce our cost structure. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available. The COVID-19 outbreak and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter, and we expect significant further declines in the second quarter and lower pricing and activity levels to continue until there are clear signs of a commodity price recovery. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity.
Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. Our primary uses of cash are critical maintenance capital expenditures and investments in property and equipment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly impacted the value of our common stock and which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity.

On April 27, 2020, we received written notice from the NYSE advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive 30 trading-day period ending April 21, 2020.  If our common stock ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have adverse consequences, including increased difficulty in raising additional capital. For more information on the notice received by the NYSE and current compliance relief allowed, please see “Note 12 - Subsequent Events”.

The following table sets forth our cash flows for the periods indicated (in thousands of U.S. dollars) presented below:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$5,673	$10,654
Net cash used in investing activities	(5,940)	(8,884)
Net cash provided by financing activities	8,717	5,316
Net change in cash	8,450	7,086
Cash balance end of period	$23,180	$20,890
Net cash provided by operating activities
Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2020, compared to net cash provided by operating activities of $10.7 million for the three months ended March 31, 2019. The decrease in operating cash flows was primarily attributable to decreases in revenue within our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments driven by the current slowdown and market headwinds.
Net cash used in investing activities
Net cash used in investing activities was $5.9 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $8.9 million for the three months ended March 31, 2019. The cash flow used in investing activities for the three months ended March 31, 2020 was used primarily for critical maintenance capital spending tied to our existing fleet and nominal growth capital spending in Directional Drilling and Pressure Control segments. We purchased $6.7 million in equipment and received $0.8 million in exchange for selling assets for the three months ended March 31, 2020, compared to $12.3 million of cash that was used to purchase equipment and the receipt of $3.8 million in exchange for selling assets during the three months ended March 31, 2019.
Net cash provided by financing activities
Net cash provided by financing activities was $8.7 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $5.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, $0.4 million was paid for treasury shares in connection with our common stock repurchase program. During the three months ended March 31, 2019, net cash provided by financing activities was primarily the result of net proceeds received from draws made on our ABL Facility.
Our Credit Facility
ABL Facility
In connection with the closing of the IPO on February 13, 2018, we entered into a new semi-secured asset-based revolving credit agreement (the “ABL Facility”) with each lender party thereto and Bank of America, N.A. as administrative agent and collateral agent. The ABL Facility provides for a $100.0 million revolving credit facility subject to a borrowing base. Upon closing of the ABL Facility the borrowing capacity was $77.6 million and $13.0 million was immediately drawn. The loan interest rate on the $32.0 million borrowings outstanding at March 31, 2020 was 3.5%. The ABL Facility's outstanding balance is recorded as long-term debt and the fair value of the ABL Facility, approximates its carrying value. At March 31, 2020, we had $23.2 million of cash and equivalents and $21.2 million availability on the ABL Facility, which resulted in a total liquidity position of $44.4 million.
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
The ABL Facility contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Company’s failure or the failure of any other credit party to comply with covenants (including the above-referenced financial covenant during periods in which the financial covenant is tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against QES or any other credit party; and (iv) the occurrence of a default under any other material indebtedness that any credit party may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the ABL Facility, the lenders will be able to declare any outstanding principal balance of our ABL Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the ABL Facility. As of March 31, 2020, we were in compliance with our debt covenants.
Capital Requirements and Sources of Liquidity
During the three months ended March 31, 2020, our capital expenditures, including advance deposit on equipment, were approximately $4.5 million, $0.2 million, $1.9 million and $0.1 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate capital expenditures of approximately $6.7 million, primarily for maintenance capital spending tied to our existing fleet and nominal growth capital spending in our Directional Drilling and Pressure Control segments.
For the three months ended March 31, 2019, our capital expenditures, excluding acquisitions, were approximately $3.4 million, $3.3 million, $5.0 million and $0.9 million in our Directional Drilling, Pressure Pumping, Pressure Control and Wireline segments, respectively, for aggregate net capital expenditures of approximately $12.6 million, primarily for maintenance capital spending tied to our existing fleet and growth capital spending in our Directional Drilling and Pressure Control segments.

In response to the current market environment, including the decline in oil and natural gas prices and the effects of the COVID-19 pandemic and a reduction of activity levels, we reduced our 2020 organic capital investment program by approximately 50%, or $10.0 to $15.0 million, to a range of $10.0 to $15.0 million, to reflect reductions in non-essential capital spending. As a result of these reductions and decreased activity levels, we currently estimate that our capital expenditures for our existing equipment fleet, approved capacity additions and other projects during the remaining nine months of 2020 will range from $4.0 million to $9.0 million. We expect to fund these expenditures through a combination of cash on hand, cash generated by our operations and borrowings under our ABL Facility.
We believe that our operating cash flow and available borrowings under our ABL Facility will be sufficient to fund our operations for the next twelve months. Our operating cash flow is sensitive to many variables, the most significant of which are pricing, utilization and profitability, the timing of billing and customer collections, the timing of payments to vendors, and maintenance and personnel costs, any of which may affect our cash available. Critical maintenance capital expenditures will be required as we continue to adjust our cost structure and right size our operations to respond to current market conditions, particularly given the effects of the recent slowdown and the decline in demand for our services.
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
On August 8, 2018, our Board of Directors approved a $6.0 million stock repurchase program authorizing us to repurchase common stock in the open market. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. Repurchases may be commenced or suspended at any time without notice. The program does not obligate QES to purchase any particular number of shares of common stock during any period or at all, and the program may be modified or suspended at any time, subject to the Company’s insider trading policy and at the Company’s discretion. As of March 31, 2020, the Company had repurchased 1.0 million shares for an aggregate of $3.0 million over the life of this program. The Company suspended the repurchase plan in May 2020.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Contractual Obligations
As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2020.
Critical Accounting Policies and Estimates
As of March 31, 2020, there were no significant changes in our critical accounting policies previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 6, 2020.
Recent Accounting Pronouncements
See “Note 1 - Organization and Nature of Operations, Basis of Presentation and Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other than as set forth below, there have been no material changes to the risk factors disclosed in our 2019 Annual Report. For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A “Risk Factors” in our 2019 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Further information concerning the Merger will be included in a joint proxy statement/prospectus on Form S-4 to be filed with the SEC.
Risks Related to Our Business
Recent declines in crude oil prices to record low levels as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) and a significantly oversupplied crude oil market have negatively impacted, and are expected to continue to negatively impact, demand for our products and services resulting in a material negative impact on our results of operations, financial position and liquidity.
The COVID-19 outbreak in the United States and globally, together with the recent significant decline in commodity prices due primarily to the recent actions of OPEC and other oil producing nations (“OPEC+”), have, and are expected to continue to, adversely affect both the price of and demand for crude oil and the continuity of our business operations. Oil demand significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19.

In the midst of the ongoing COVID-19 pandemic, OPEC+ were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of the COVID-19 pandemic and the crude oil production increases caused the unprecedented dual impact of global oil demand decline and the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future.
While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers’ operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways. The recent decline in commodity prices has and could continue to adversely affect the demand and pricing for our services. For example, many adversely affected U.S. shale producers, including our customers, have significantly reduced their 2020 capital investment programs, which will likely affect demand for our services. Customers who are experiencing significant downstream capacity and near-term storage constraint may be forced or elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for oilfield services. Additionally, demand for our services will likely be significantly affected in the event of a global recession due to the reduction in oil prices and the ongoing effects of COVID-19, with the possibility of numerous bankruptcies of E&P companies during 2020.
Additionally, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel. Certain travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.
The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly impacted the value of our common stock and which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction resulting from the COVID-19 pandemic could in the future further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. While we do not have any debt covenants or other lending arrangements that depend upon our stock price or continued listing compliance, the borrowing base of our ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. In addition, if our customers experience financial distress due to the current market conditions, they could default on their payments owed to us and create a credit risk on collecting receivables.
The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 and depressed crude oil prices impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
Our stock price may be volatile and an investment in our stock may decline. If we fail to comply with the continuing listing standards of the NYSE, our securities could be delisted.
We have experienced a sharp decline in our stock price over the first quarter 2020, a condition that is consistent across our sector. On April 27, 2020, we received written notice from the NYSE notifying us that, over a period of 30 consecutive trading days, the average closing price of our common stock was below the minimum $1.00 per share requirement for continued listing on the NYSE under Item 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “QES,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
In accordance with applicable NYSE procedures, we timely notified the NYSE that we intend to cure the $1.00 per share deficiency. Under the NYSE’s rules, we have six months following the receipt of the notice to cure the deficiency and regain compliance with the NYSE continued listing requirement. However, due to unprecedented market-wide declines as a result of the spread of COVID-19, on April 21, 2020, the SEC approved, with immediate effectiveness, the NYSE proposal to toll the cure period for the minimum share price requirement through June 30, 2020 to permit NYSE-listed companies a longer time to regain compliance with the NYSE’s continued listing standards. Consequently, we have a period of six months, beginning on July 1, 2020, to regain compliance with the minimum share price requirement. While we intend to consider all available options to cure the deficiency and regain compliance and we anticipate that, upon completion of the proposed Merger with KLXE to no longer be an independent, publicly traded company with our shares listed on NYSE, there can be no assurance that any of our plans would be successful and that we will regain compliance with the continued listing requirements of the NYSE. If we continue to fail to comply with the continued listing requirements of the NYSE or to voluntarily delist our common stock from the NYSE in connection with the completion of the proposed Merger with KLXE by the required date, the NYSE may determine to delist our common stock. Any delisting and/or trading suspension of our securities from the NYSE could (1) reduce the liquidity, trading volume and market price of our common stock; (2) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (3) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (4) impair our ability to provide liquid equity incentive to our employees; and (5) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we transact from time to time.
Additionally, the market price of our common stock has varied significantly and could continue to vary significantly in the future as a result of a number of factors, some of which are beyond our control. In the event of a further or sustained drop in the market price of our common stock, our investors could lose a substantial part or all of their investment in our common stock. Consequently, our investors may not be able to sell shares of our common stock at prices equal to or greater than the price they paid.
The following factors, among others, could affect our stock price:

•	our operating and financial performance;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

•	actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community or the dissemination of information through social media platforms;

•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;

•	litigation involving us or that may be perceived as having an adverse effect on our business;

•	general market conditions, including fluctuations in actual and anticipated future commodity prices;

•	errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Risks Related to the Proposed Merger
Because the exchange ratio is fixed and will not be adjusted in the event of any change in either QES’ or KLXE’s stock price, our stockholders cannot be sure of the value of the shares of KLXE’s common stock they will receive upon completion of the Merger.
Upon completion of the Merger, each share of our common stock outstanding immediately prior to the Merger (other than excluded shares) will be converted into and become exchangeable for 0.4844 shares of KLXE’s common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or KLXE’s common stock. The market prices of our common stock and KLXE’s common stock have fluctuated prior to and after the date of the announcement of the Merger and will continue to fluctuate until the date the Merger is consummated. Because the value of the merger consideration will depend on the market price of KLXE’s common stock at the time the Merger is completed, our stockholders will not know, or be able to determine, at the time of the our special meeting to approve the Merger, the market value of the merger consideration they would receive upon completion of the Merger.
Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our or KLXE’s respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the Merger will be completed, interest rates, general market, industry and economic conditions, such as oil prices and demand for services in the oilfield services sector, and other factors generally affecting the respective prices of our common stock and KLXE’s common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which the Company or KLXE operate, the effects of the COVID-19 pandemic and governmental and business responses to the pandemic, the timing of the Merger and other factors generally affecting the respective prices of our common stock or KLXE’s common stock. Many of these factors are beyond our and KLXE’s control, and neither the Company nor KLXE are permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party.
The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible) prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond the control of the Company and KLXE, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either the Company or KLXE may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by November 3, 2020. We will be required to pay to KLXE a termination fee of $3.0 million and an expense reimbursement of up to $1.5 million if the Merger Agreement is terminated: (i) by KLXE pursuant to a change in recommendation by our Board of Directors resulting from either our receipt of a superior proposal or from certain intervening material events; or (ii) by us pursuant to a change in recommendation by our Board of Directors following our receipt of a superior proposal and compliance with all obligations under the Merger Agreement regarding such superior proposal. If the Merger Agreement is terminated due to the failure of our stockholders to approve the Merger under certain specified circumstances, we will be required to pay to KLXE an expense reimbursement of up to $1.5 million.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.
If the Merger is not completed, our ongoing business may be adversely affected, and without realizing any of the benefits of having completed the Merger, we and KLXE may experience certain negative effects, including the following:

•	each company may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	each company may experience negative reactions from its suppliers, customers and employees;

•	each company will be required to pay their respective costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•
the Merger Agreement places certain restrictions on the conduct of each company’s business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld or delayed), may prevent us or KLXE from taking certain other specified actions during the pendency of the Merger; and

•
the focus of QES and KLXE management on matters relating to the Merger, which could otherwise have been devoted to day-to-day operations or on pursuing other opportunities that may be beneficial to each respective company.

If the Merger does not occur, we may incur these costs without realizing any of the benefits of the Merger being completed. In addition, we could also be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect our business, financial results and stock prices.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the adoption of the Merger Agreement by our stockholders and approval of the issuance of KLXE common stock in connection with the Merger by KLXE’s stockholders, the absence of certain legal impediments preventing the consummation of the Merger, the approval for listing of KLXE common stock issuable in the Merger on Nasdaq and the effectiveness of KLXE’s registration statement on Form S-4 registering KLXE’s common stock issuable pursuant to the Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of QES and KLXE to consummate the Merger is also conditioned on, among other things, (i) the accuracy of the representations and warranties as set forth by each party in the Merger Agreement, (ii) the performance by each party, in all material respects, of its obligations under the Merger Agreement required to be performed at or prior to the effective time, (iii) the delivery by each party to the other party of a certificate of the chief executive officer or other senior officer certifying that the required conditions have been satisfied and (iv) for KLXE, QES having delivered the required payoff letter for our ABL Facility to KLXE and, for QES, KLXE having delivered the payoff funds in accordance with the payoff letter for our ABL Facility. No assurance can be given that the required stockholder consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.
The Merger Agreement contains provisions that could discourage a potential competing acquiror from making a competing acquisition proposal.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the ability of QES and KLXE to solicit, initiate or knowingly encourage or facilitate any alternative transaction proposals from third parties. There are only limited circumstances under which the Merger Agreement would permit the Board of Directors of QES or KLXE to change its recommendation to its stockholders in favor of the Merger. The Merger Agreement also provides that in certain circumstances, either party may owe the other a termination fee of $3 million and an expense reimbursement of up to $1.5 million if the Merger Agreement is terminated.
These provisions could discourage a potential competing acquiror from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expenses that may become payable in certain circumstances.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims could result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect our business, results of operations and financial condition.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to the Company and our stockholders.
From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts the Company and KLXE from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
The pendency of the Merger and related uncertainty could adversely affect our relationships with employees, customers, commercial partners, financing parties and other third parties.
Uncertainty about the effect of the Merger on employees, customers, commercial partners and other third parties may have an adverse effect on QES and KLXE. These uncertainties may cause customers, suppliers, commercial partners, financing parties and others that deal with QES and KLXE to seek to change, delay or defer decisions with respect to existing or future business relationships. Retention, hiring and motivation of certain current and prospective employees of QES and KLXE may be challenging while the Merger is pending, as they may experience uncertainty about their future roles with the companies. If key employees, customers, suppliers, commercial partners, financing parties and other third parties terminate or change, or seek to terminate or change, their existing relationships with QES or KLXE, the businesses of QES and KLXE, and the combined company’s business as a result, could be harmed.
The Merger will involve substantial costs.
We have incurred and expect to continue to incur substantial costs and expenses relating directly to the Merger, including fees and expenses payable to financial, legal and accounting advisors, other professional fees and expenses, fees and costs relating to integration planning activities, regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the Merger is not completed, we will have incurred substantial expenses and devoted substantial management time for which no ultimate benefit will have been received by the Company.
The combined company may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with the combined company, either of which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us or KLXE.
As a result of the Merger, the combined company may experience impacts on relationships with customers and suppliers that may harm the combined company’s business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue their relationships with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company will not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
QES and KLXE also have contracts with vendors, landlords, licensors and other business partners which may require QES or KLXE to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to the business of the combined company. In addition, third parties with whom QES or KLXE currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.
Combining the businesses of QES and KLXE may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Merger, which may adversely affect the combined company’s future business results and negatively affect the value of the combined company’s common stock following the Merger.
The success of the Merger will depend on, among other things, the ability of QES and KLXE to combine their businesses in a manner that realizes anticipated synergies and projected cost savings and facilitates growth opportunities. The combined company must achieve the cost savings and anticipated growth without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the combined company’s common stock after the completion of the Merger. A variety of factors may adversely affect the combined company’s ability to realize the currently expected operating synergies, savings and other benefits of the Merger.
QES and KLXE have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key QES employees or key KLXE employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
Furthermore, the combined company’s board of directors and executive leadership will consist of former directors and executive officers from each of QES and KLXE. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under our $6.0 million common stock repurchase program approved by the Board on August 8, 2018, repurchases can be made from time to time in the open market or privately negotiated transactions based on market conditions and corporate, regulatory and other relevant considerations. The program may be modified or suspended at any time in the Company’s discretion. As of March 31, 2020, the Company had purchased 1.0 million shares for an aggregate of $3.0 million over the life of this program. The Board of Directors has suspended the repurchase plan.
The following table includes repurchases made under these programs during the first quarter of 2020.

2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	94,387	$2.81	94,387	$3,203
February	46,294	$2.42	46,294	$3,091
March	36,119	$1.23	36,119	$3,047
Total	176,800		176,800
For the three months ended March 31, 2020 and 2019, approximately 365,000 and 153,000 shares, respectively were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Quintana Energy Services Inc., Krypton Intermediate LLC and Krypton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 1-38383).

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

10.1
Support Agreement, dated as of May 3, 2020, by and among Amin J. Khoury and Quintana Energy Services Inc. (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 1-38383).

10.2
Support Agreement, dated as of May 3, 2020, by and among the Designated Stockholders and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 1-38383).

10.3
Registration Rights Agreement, dated as of May 3, 2020, by and among the Designated Stockholders and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 1-38383).

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

Date: May 12, 2020

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 12, 2020

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: May 12, 2020